Form 10-Q
period 2006-12-31
Media & Entertainment Holdings, Inc.
filed 2007-04-25
CIK 1337749

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2006

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to ____

                        Commission file number 001-33343


                      MEDIA & ENTERTAINMENT HOLDINGS, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    20-3178730
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

230 Park Avenue, Suite 1000, New York, New York                10169
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (214) 522-9893
                                                         ----------------

                     4429 Edmondson Avenue, Dallas, TX 75205
                     ---------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

As of April 23, 2007, 15,120,000 shares of the issuer's common stock, par value $.0001, were outstanding.

                                                                               MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                  TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------

                                                                                                              Page
                                                                                                              ----
Part I - Financial Information
             Item 1. - Financial Statements                                                                    2

                     Condensed Balance Sheets at March 31, 2006 and December 31, 2006                          2
                     (Unaudited)

                     Condensed Statements of Operations (Unaudited) for the three months ended                 3
                     December 31, 2005 and 2006, the period July 8, 2005 (inception) through
                     December 31, 2005, the period April 1, 2006 through December 31, 2006, and the period July 8, 2005 (inception) through December 31, 2006

                     Condensed Statements of Cash Flows (Unaudited) for the period July 8,                     4
                     2005 (inception) through December 31, 2005, the period April 1, 2006 through December 31, 2006 and the period July 8, 2005 (inception) through
                     December 31, 2006

                     Notes to Unaudited Condensed Financial Statements                                         5

             Item 2. - Management's Discussion and Analysis of Financial Condition and Results                16
                       of Operations
             Item 3. - Quantitative and Qualitative Disclosures About Market Risk                             17
             Item 4. - Controls and Procedures                                                                17

Part II - Other Information
             Item 1. -  Legal Proceedings                                                                     19
             Item 1A. - Risk Factors                                                                          19
             Item 2. -  Unregistered Sales of Securities and Use of Proceeds                                  19
             Item 3. -  Defaults upon Senior Securities                                                       20
             Item 4. -  Submission of Matters to a Vote of Security Holders                                   20
             Item 5. -  Other Information                                                                     20
             Item 6. -  Exhibits                                                                              20

Signatures                                                                                                    22

Certification of Principal Executive Officer                                                                  23
Certification of Principal Financial Officer                                                                  25
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350                               27
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350                               27


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                            CONDENSED BALANCE SHEETS
                                                     ASSETS
                                                     ------
                                                                               March 31, 2006    December 31, 2006
                                                                                                 (Unaudited)
                                                                               -----------------------------------
ASSETS
------
  Current Assets - Cash                                                            $ 23,711         $    4,753
  Deferred offering costs                                                           142,102          3,042,089
                                                                                   --------         ----------

         TOTAL ASSETS                                                              $165,813         $3,046,842
                                                                                   ========         ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued expenses                                                                 $   --          $   589,990
  Notes payable to stockholders                                                     165,000            250,000
                                                                                   --------        -----------

         Total Liabilities                                                          165,000            839,990
                                                                                   --------        -----------

COMMITMENTS
-----------

STOCKHOLDERS' EQUITY(1)
-----------------------
  Preferred stock, $.0001 par value; authorized 1,000,000
   shares; none issued                                                                  --                 --
  Common stock, $.0001 par value, authorized 70,000,000                                450                450
   shares; 4,500,000 issued and outstanding at March 31, 2006 and 4,500,000 issued and 2,700,000 outstanding at December 31, 2006

  Additional paid-in capital                                                        56,612          2,400,885
  Deficit accumulated during the development stage                                 (56,249)          (194,303)
                                                                                   --------         ----------
                                                                                       813          2,207,032

Less: Cost of shares of common stock held in treasury, -0-

 shares at March 31, 2006 and 1,800,000 shares at December 31, 2006                     --               (180)
                                                                                   --------         ----------
         TOTAL STOCKHOLDERS' EQUITY                                                    813           2,206,852
                                                                                   --------         ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'                                       $165,813         $3,046,842
                                                                                   ========         ==========
           EQUITY





-------------------------------
(1) The 20% stock dividend declared on March 6, 2007 (see Note 2) has been retroactively reflected in stockholders equity.
Additionally, the value of the stockholder shares has changed and has been retroactively reflected in Deferred Offering costs and additional paid-in capital.


         The accompanying notes are an integral part of these condensed financial statements (unaudited).




                                                                               MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                           For the Three    For the Three     For the        For the        For the Period
                                           Months Ended     Months Ended    Period From    Period From     From July 8, 2005
                                           December 31,     December 31,      July 8,     April 1, 2006       (Inception)
                                               2005             2006            2005         Through            Through
                                                                            (Inception)    December 31,    December 31, 2006
                                                                              Through          2006
                                                                              December
                                                                              31, 2005
                                          ---------------------------------------------------------------------------------
Formation and operating costs                   $(19,311)        $(27,687)     $(35,346)      $(138,054)         $(194,303)
                                                =========        =========     ========       =========          =========

Net loss                                        $(19,311)        $(27,687)     $(35,346)      $(138,054)         $(194,303)
                                                =========        =========     ========       =========          =========

Weighted average shares outstanding             4,500,000        2,700,000     4,500,000       3,009,273          3,670,142
- Basic and diluted(1)                          =========        =========     =========       =========          =========


Basic and diluted net loss per share(1)            $(.00)           $(.01)        $(.01)          $(.05)
                                                   ======           ======        =====           =====






--------------------------
(1) The 20% stock dividend effective March 6, 2007 (see Note 2) has been retroactively reflected in all 2006 share and per-share data.


                 The accompanying notes are an integral part of these condensed financial statements (unaudited).


                                                               3




                                                                               MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------


                                                         For the Period         For the Period     For the Period
                                                        From July 8, 2005     From April 1, 2006  From July 8, 2005
                                                           (Inception)             Through           (Inception)
                                                            Through           December 31, 2006         Through
                                                       December 31, 2005                          December 31, 2006
                                                      -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                $   (35,346)        $   (138,054)         $   (194,303)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock based compensation                                   18,691               79,106               111,168
    Increase in accrued expenses                                  750                9,990                 9,990
                                                         ------------       --------------          -------------

         NET CASH USED IN OPERATING                           (15,905)             (48,958)              (73,145)
            ACTIVITIES                                   ------------       --------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from notes payable - Stockholders                  150,000               85,000               250,000
  Proceeds from issuance of stock to initial                   25,000                   --                25,000
   stockholders

  Payment of offering costs                                  (142,102)             (55,000)             (197,102)
                                                         ------------       --------------          -------------

         NET CASH PROVIDED BY                                  32,898               30,000                77,898
                                                         ------------       --------------        --------------
           FINANCING ACTIVITIES

         NET INCREASE (DECREASE) IN CASH                       16,993              (18,958)                4,753

CASH - Beginning                                                   --               23,711                    --
----                                                  ---------------       --------------       ---------------

CASH - Ending                                              $   16,993       $        4,753        $        4,753
----                                                       ==========       ==============        ==============


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
--------------------------------------------------
  Accrual of Deferred Offering Costs:
   Deferred offering costs                              $          --         $    580,000          $    580,000
   Accrued expenses payable                                        --             (580,000)             (580,000)
                                                       --------------        -------------         --------------

                                                        $          --      $            --     $              --
                                                        =============      ===============         ===============

  Transfer of Shares from Directors to Hearst
   Corporation for Purchase Commitment:
    Deferred offering costs(1)                          $          --          $ 2,264,987           $ 2,264,987
    Additional paid-in-capital(1)                                  --           (2,264,987)           (2,264,987)
                                                       --------------          -----------           -----------

                                                        $          --      $              --     $              --
                                                        =============      =================     =================



----------------------
(1) The Deferred Offering costs and additional paid-in-capital have been adjusted to retroactively reflect a change in the value of the stockholder shares as a result of the 2007 stock dividend (see Note 2).


           The accompanying notes are an integral part of these condensed financial statements(unaudited).




                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 -  Interim Financial Information
          -----------------------------
       These unaudited condensed financial statements as of December 31, 2006 and for the period from July 8, 2005 (inception) through December 31, 2005, the period from April 1, 2006 through December 31, 2006, the period from July 8, 2005 (inception) through December 31, 2006 and the three months ended December 31, 2005 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

       These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal period ended March 31, 2006 included in Media & Entertainment Holdings, Inc.'s (the "Company") Form 8-K filed on March 15, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the March 31, 2006 financial statements.

NOTE 2 - Organization, Business Operations and Significant Accounting Policies
         ---------------------------------------------------------------------

       Organization
       ------------
       The Company was incorporated in Delaware on July 8, 2005 as a blank check company whose objective is to acquire an operating business in the entertainment, media and communications industries.

       Business Operations
       -------------------
       At December 31, 2006, the Company had not yet commenced any operations. All activity through December 31, 2006 relates to the Company's formation and the initial public offering (the "Offering") described below. The Company has selected March 31 as its fiscal year-end.

       The Company's Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a business combination with an operating business (a "Business Combination") within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to 18 months from the date of the Offering, the Company will abandon its plan of dissolution and distribution that had been submitted to its stockholders and will instead seek the consummation of that business combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of the Company's

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - Organization, Business Operations and Significant Accounting Policies, Continued
         -----------------------------------------------------------------------

       stockholders for that business combination has not been filed prior to 24 months from the date of the Offering, the Company's board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18 and 24 month deadlines, the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the interest-bearing trust account (the "Trust Account"), and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share.

       With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

       New Accounting Pronouncements
       -----------------------------
       In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") 123R "Share Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock -Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R addressed all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. The Company has adopted Financial Accounting Statement No. 123R "Accounting for Stock-Based Compensation". The Company uses the fair value method of valuing options awarded. Upon the adoption of SFAS 123R, the Company recorded stock based compensation expense of $18,691 for the period July 8, 2005 (inception) through December 31, 2005 $79,106 for the period April 1, 2006 through December 31, 2006 and $111,168 for the period July 8, 2005 (inception) to December 31, 2006.

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - Organization, Business Operations and Significant Accounting Policies, Continued
         -----------------------------------------------------------------------

       We have reclassified certain components of our stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding SFAS 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

       In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48"). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on its consolidated financial statements.

       Management does not believe that any recently issued, but not yet effective, accounting standards, except for SFAS 123R and FIN 48, if currently adopted would have a material effect on the accompanying financial statements.

       Stock Dividend
       --------------
       On March 6, 2007, the Company declared a one share for each five shares outstanding stock dividend payable to all stockholders of record on November 30, 2006. All references in the accompanying financial statements to the number of common shares and per-share amounts have been retroactively restated to reflect the stock dividend. The net effect on total stockholders equity and deferred offering costs as a result of this transaction was an increase of $377,984.

       Income Taxes
       ------------
       Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - Organization, Business Operations and Significant Accounting Policies, Continued
         -----------------------------------------------------------------------

       Net Loss Per Share
       ------------------
       Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Since there are no potentially dilutive securities and there is a net loss, basic and diluted loss per share are identical.

       Management Estimates
       --------------------
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Initial Public Offering
         -----------------------

       The registration statement for the Company's initial public offering was declared effective March 9, 2007 (See Note 9).

       In connection with the Company's decision to revise the structure of the Offering, effective April 25, 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin (the Initial Stockholders") contributed to the Company, at no cost, 281,250 shares of common stock (collectively a total of 1,125,000 shares), effectively increasing the average purchase price to approximately $0.0075 per share. The purpose of this contribution was to maintain the equity ownership interest of the Initial Stockholders at 20% of the total outstanding shares of common stock after downsizing the original Offering.

       In connection with the Company's decision to reduce the amount of the Offering, effective as of June 26, 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin contributed to the Company, at no cost, 168,750 shares of common stock (collectively a total of 675,000 shares), effectively increasing the average purchase price to approximately $0.0093 per share. The purpose of this contribution was to maintain the equity ownership interest of the existing stockholders at 20% of the total outstanding shares of common stock after downsizing the Offering.

       On behalf of the Company, effective August 3, 2006, several of the directors transferred 324,000 shares, in the aggregate, of their own stock to the Hearst Corporation in consideration for Hearst's commitment to purchase existing stockholders' warrants simultaneously with the consummation of the Company's offering. The value of the transfer was recorded at 6.99 per share calculated as follows: the offering price of one unit ($8) less the value ($1) attributed to the warrant attached thereto and the reimbursement of the price originally paid for the shares by the directors of $.0093. The Company estimates that the

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3- Initial Public Offering, Continued
        ----------------------------------

       fair value of this private transfer is approximately $2,264,987 and was recorded as an expense of the offering resulting in a charge directly to stockholders equity.

       In March 2007, the Company and the underwriters increased the size of the offering to 10,800,000 units (20% increase) (12,420,000 after the underwriters exercised their 45-day over-allotment option). In addition, in order for the Company's existing stockholders to retain their ownership percentage of the number of shares to be sold in the offering, on March 6, 2007 the Company effectuated a stock dividend of 1 share for each 5 shares then outstanding. These financial statements have been retroactively restated for this dividend. Similarly, the existing shareholders also agreed to a proportionate increase of their warrant purchase simultaneous with the offering on a private placement basis which has increased in the aggregate by $300,000 to $2,700,000.

NOTE 4 - Deferred Offering Costs
         -----------------------

       At March 31, 2006 and December 31, 2006, deferred offering costs consisted of legal and accounting fees as well as printing and other expenses related to raising capital incurred through the balance sheet date that were related to the Offering and were charged to capital at the time of the closing (See Note 9). Deferred offering costs were increased as a result of the 20% stock dividend (See Note 2).

NOTE 5 - Notes Payable, Stockholders
         ---------------------------

       On August 25, 2005, the Initial Stockholders advanced a total of $100,000 to the Company, on a non-interest bearing basis, for payment of Offering expenses on the Company's behalf. The Company issued an aggregate of $100,000 of unsecured promissory notes to the Initial Stockholders, who are also officers, effective on August 25, 2005. On August 17, 2006, effective August 25, 2006, the notes evidencing these loans were amended to extend their maturity date to January 25, 2007. On March 6, 2007, the notes evidencing these loans were amended to extend their maturity date to July 25, 2007 (See Note 8). On September 3, 2005, Transmedia Corporation, an affiliate of Harvey Seslowsky, one of the Initial Stockholders, advanced $20,000 to the Company as additional working capital to cover additional offering expenses. On October 16, 2006, effective September 3, 2005, the note evidencing this loan was amended to extend its maturity date to March 3, 2007. On September 26, 2005, Herbert Granath, Robert Clauser and Bruce Maggin, each of whom is a Founding Stockholder, advanced a total of $30,000 to the Company as additional working capital to cover additional expenses associated with the Offering. On October 16, 2006, effective September 26, 2005, the notes evidencing these loans were amended to extend their maturity date to March 26, 2007. On March 28, 2006, Mr. Clauser, a Founding Stockholder advanced to the Company a total of $15,000 to cover additional expenses associated with the Offering, including anticipated roadshow expenses. On April 3, 2006, Messrs. Granath and Maggin, each of whom is a Founding Stockholder, and Transmedia

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - Notes Payable, Stockholders, Continued
         --------------------------------------
       Corporation advanced to the Company a total of $35,000 to cover additional expenses associated with the Offering, including anticipated roadshow expenses. On November 17, 2006, Messrs. Granath, Seslowsky, Clauser and Maggin advanced to the Company a total of $50,000 to cover additional expenses related to the offering. These notes were subsequently paid off in connection with the Initial Public Offering (See
       Note 9).

NOTE 6 - Commitments
         -----------

       Commencing on the effective date of the initial public offering, the Company agreed to utilize certain administrative, technological and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

NOTE 7 - Preferred Stock
         ---------------

       The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 8 - Stock Options
         -------------

       On August 25, 2005, the Company granted one member of the Company's Board of Directors an option to purchase up to a total of 100,000 shares of common stock at a price of $6.00 per share. This option expires on August 25, 2010.

       The Company accounted for the fair value of this option as an expense of operations resulting in a charge directly to formation and operating costs. The Company estimates that the fair value of this option is approximately $250,131 ($2.50 per share underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to our independent director is estimated as of the date of grant using the following assumptions: (1) expected volatility of 59.7%, (2) risk-free interest rate of 4.08%, (3) expected life of five years and (4) dividend rate is zero.

       The volatility calculation of 59.7% is based on the five-year average volatility of the five Sample Companies. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the five-year average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. Although

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - Stock Options, Continued
         ------------------------

       an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

       On April 25, 2006, the Company modified the options to provide that the exercise price would be $8.00 per share, and to amend the vesting schedule of the option to provide that one third of such options vest upon the consummation of the Company's initial business combination, and the remaining two thirds vest on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time. This modification resulted in no additional compensation expense since the fair value of the original award at the modification date exceeded the fair value of the modified award. The value of the original award immediately before the modification is calculated to be $352,499 ($3.525 per share) based on a share price of $7, an exercise price of $6, a term of 4.42 years, a volatility of 48.6% and a risk free discount rate of 4.9%. The Company estimates that the modified fair value of the August 25, 2005 option is approximately $328,134 ($3.28 per share underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to our independent director is estimated as of the date of modification using the following assumptions: (1) expected volatility of 51.9%, (2) risk-free discount rate of 4.90%, (3) expected life of five years and (4) dividend rate is zero.

       In accordance with FAS 123R the Company will continue to amortize the cost of the stock compensation represented by the options through the original vesting period, August 2008. Since the vesting conditions changed from probable to improbable (Type II modification per FAS 123R) and management believes that the modified vesting terms is not probable of achievement; however, it continues to believe that the original vesting schedule is probable. The amortization of the stock compensation (included in Formation and Operating Expense) in connection with the 100,000 stock options noted above was $18,691, $79,106 and $111,168 for the period from July 8, 2005 (inception) through December 31, 2005, the period from April 1, 2006 through December 31, 2006 and the period from July 8, 2005 (inception) through December 31, 2006, respectively.

       On April 25, 2006, the Company also granted two additional members of the Company's Board of Directors options to acquire 100,000 shares each of the Company's common stock at an exercise price of $8.00 per share, with one third vesting upon the consummation of the Company's initial business combination, and the remaining two thirds vesting on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time. The Company intends to account for the fair value of these options as an expense of operations beginning upon the first vesting period upon consummation of the Company's initial business combination resulting in a charge directly to formation and operating costs. The Company estimates that the fair value of these options is approximately $656,268 ($3.28 per share underlying such option) using a Black-

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - Stock Options, Continued
         ------------------------

       Scholes option-pricing model. The fair value of the option granted to our independent directors was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.9%, (2) risk-free discount rate of 4.9%, (3) expected life of five years and (4) dividend rate is zero.

       The volatility calculation of 51.9% is based on the five-year average volatility of the five Sample Companies. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the five-year average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

NOTE 9 - Subsequent Events
         -----------------

       The registration statement for the Company's initial public offering was declared effective March 9, 2007. The Company consummated the offering on March 14, 2007 and sold 10,800,000 units in the Offering at $8.00 per Unit. The Company received gross proceeds of $86,400,000 and incurred offering costs of $5,037,379 (netting $81,362,621) in connection with the Offering. Simultaneously with the closing, the Company sold 2,700,000 warrants in a private sale to its Initial Stockholders for $2,700,000 of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in the Trust Account. An amount of $84,242,000 from the net proceeds of the offering and the warrants is being held in an interest-bearing trust account, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

       Each Unit consists of one share of the Company's common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - Subsequent Events, Continued
         ----------------------------

       effective date of the Initial Public Offering and expiring four years from the effective date of the Initial Public Offering. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representatives of the underwriters in the Offering ("Representative"), to purchase 540,000 Units. The units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of Common Stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. In no event will the Company be required to net cash settle this option or the underlying warrants.

       The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of this option is approximately $1,869,815 ($3.46 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.3%, (2) risk-free interest rate of 5.00% and (3) expected life of five years and a dividend rate of zero. The option may be exercised for cash or on a "cashless" basis at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. There is no cash settlement option for the underwriters' purchase option or for the warrants contained in the units purchased by the underwriters.

       The volatility calculation of 50.3% is based on the five-year average volatility of a representative sample of five (5) companies that management believes are representative of the Media and Entertainment Industry (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the five-year average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - Subsequent Events, Continued
         ----------------------------

       Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

       The Company has met all of the criteria in paragraphs 12 through 32 of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") in connection with the unit purchase option and underlying warrants and has determined that these instruments will be recorded as equity at issuance since there is no possibility of net cash settlement and thereby excluded from the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

       The Company paid a total underwriting discount of 7% of the public offering price to the underwriters at the close of the Offering. The payment to the underwriters of 2.5% of the 7% underwriting fee and all of a $864,000 non-accountable expense reimbursement has been deferred until the Company consummates a Business Combination (and is included in the Trust Account).

       The Company's Existing Stockholders had committed to purchase an aggregate of 2,400,000 Warrants. On March 7, 2007 the Existing Stockholders committed to purchase an additional 300,000 warrants for a total of 2,700,000 warrants, at a price of $1.00 per Warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was paid by means of a repayment of loans made to the Company by its officers. These purchases occurred on a private placement basis simultaneously with the consummation of the Initial Public Offering. The proceeds of $2,400,000 that the Company received from these purchases were placed in the Trust Account. The Warrants are identical to the Warrants offered as part of the units in the Initial Public Offering in many respects, however they may be exercisable on a cashless basis, so long as such Warrants are held by the Initial Stockholders or their affiliates, and the Warrants are not redeemable by the Company. Furthermore, the purchasers of such Warrants, including all of the Company's officers and directors, have agreed not to sell or transfer their Warrants (or any of the underlying shares of Common Stock) until 90 days after the consummation of the Company's initial business combination. The Warrants purchased by The Hearst Corporation and Transmedia Corporation are subject to the same terms and conditions as those purchased by the Company's officers and directors.

       The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by

                                           MEDIA & ENTERTAINMENT HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - Subsequent Events, Continued
         ----------------------------

       the Company with respect to such interest) will be released to the Company in monthly installments to fund a portion of its working capital requirements. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders (but not the Initial Stockholders) owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of their shares of common stock, whether acquired prior to, in or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

       The underwriters for the Company's initial public offering closed on their over-allotment option on March 23, 2007, purchasing an additional 1,620,000 units. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock. The initial public offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000 to the Company (excluding the proceeds from the offering of 2,700,000 warrants on a private basis to the Company's existing stockholders).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements
      All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview
         We are a blank check company organized under the laws of the State of Delaware on July 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business limited to the entertainment, media and communications industries. On March 14, 2007, we completed our initial public offering of 10,800,000 units at a price of $8.00 per unit. We received total net proceeds of $81,362,621 from our initial public offering, taking into account $5,037,379 of underwriting fees and other offering expenses. Simultaneously with the consummation of the initial public offering, we privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the "existing stockholders") and one of their affiliates, Transmedia Corporation at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000.

         On March 23, 2007, we completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit. The initial public offering, including the exercise of the over-allotment option generated total gross proceeds of $99,360,000 to us, excluding the proceeds from the offering of the 2,700,000 warrants on a private basis to the existing stockholders. The aggregate net proceeds of the initial public offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to our existing stockholders of $96,618,800 were placed in a trust account. For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 9 of the unaudited condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

         Upon the closing of our initial public offering, on March 14, 2007, we sold and issued an option, for $100 to the representatives of the underwriters, to purchase up to 540,000 units, at an exercise price of $10.00 per unit. For a description of the representatives' purchase option, we refer you to Note 9 of the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

         We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Results of Operations
         For the three months ended December 31, 2006, we had a net loss of $(27,687) as compared to the prior year's period loss of $(19,311). The difference was primarily due to stock based compensation of $7,473 in excess of the prior year's period. For the period April 1, 2006 through December 31, 2006, we had a net loss of $(138,054) consisting of costs associated with formation and general administrative expenses. The loss for the period July 8, 2005 (inception) through December 31, 2005 was $(35,346). The primary difference was due to stock based compensation of $60,415 and bookkeeping and accounting costs of $44,168 in excess of the prior period. For the period from July 8, 2005 (inception) through December 31, 2006, we had a net loss of $194,303 consisting of costs associated with formation and general administrative expenses.

         Our entire activity from inception through December 31, 2006 has been to prepare for our initial public offering.

         We believe that we have sufficient funds available to complete our efforts to effect a business combination with an operating business.

Financial Condition and Liquidity

         As of December 31, 2006, we had cash of $4,753. Until the initial public offering, as described above, our only source of liquidity was loans made by our four members of management (the "initial stockholders"). As of December 31, 2006, we owed these stockholders $250,000 as compared to $165,000 as of March 31, 2006. Our other liabilities were all related to costs associated with the proposed offering. Subsequently to December 31, 2006, our initial stockholders aggregately made an additional $50,000 loan to us to cover additional offering-related expenses. Such notes were repaid out of the proceeds of our initial public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested in only U.S. "government securities" defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. CONTROLS AND PROCEDURES.
         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

         Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         We are not a party to any pending legal proceedings.

ITEM 1A:  RISK FACTORS
         There have been no material changes to the risk factors previously disclosed in our registration statement on Form S-1 (File No. 333-128218) filed in connection with our initial public offering.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         On March 14, 2007, we sold an aggregate of 2,700,000 warrants to our existing stockholders without registration under the Securities Act of 1933, at a purchase price of $1.00 per warrant:

Name                                      Number of Warrants                       Relationship to Us
----                                      ------------------                       ------------------
The Hearst Corporation                    1,462,500                                10% Stockholder

Herbert A. Granath                        309,375                                  Chairman of the Board and Chief
                                                                                   Executive Officer

Harvey M. Seslowsky                       284,375                                  President, Chief Operating
                                                                                   Officer and Director

Robert C. Clauser                         309,375                                  Executive Vice President and
                                                                                   Chief Financial Officer

Bruce Maggin                              309,375                                  Executive Vice President and
                                                                                   Secretary

Transmedia Corporation                    25,000                                   Affiliate of Harvey Seslowsky


         Each warrant entitles the above holders to purchase one share of common stock at an exercise price of $5.00. The privately placed warrants are identical to the warrants offered in our initial public offering except that they are subject to lock up agreements restricting their sale until 90 days after the consummation of our initial business combination and that they may be exercised on a cashless basis so long as such warrants are held by our existing stockholders or their affiliates. In addition, such warrants are not redeemable by us.

         Such warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that there was no general solicitation in connection with the placement and sales were made only to accredited investors. The warrants issued to the holders above were sold for an aggregate purchase price of $2,700,000, of which $300,000 was paid out of the proceeds from the initial public offering as repayment for loans to us from our management, Messrs. Granath, Seslowsky, Clauser and Maggin. There were no underwriting discounts or commissions paid with respect to such sales.

Registered Offering Use of Proceeds
         On March 14, 2007, we consummated our initial public offering of 10,800,000 units, and on March 23, 2007, we consummated the sale of an additional 1,620,000 units pursuant to the exercise of the underwriters' over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Each warrant will become exercisable on the later of our completion of a business combination or March 9, 2008 and will expire on March 9, 2011, or earlier upon redemption. The securities sold in this offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-128218).

               In connection with our offering and the exercise of the over-allotment option, we paid a total of $4,471,200 in underwriting discounts and $920,000 for costs and expenses related to the offering. The underwriters have agreed to defer $2,484,000 of the underwriting discount (equal to 2.5% of the gross proceeds of the offering). In addition, the full amount of the non-accountable expense allowance payable to the representatives of the underwriters equal to 1% of the gross offering proceeds (excluding the over-allotment option), or $864,000, is also deferred. These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the deferred portion of the underwriting discount and non-accountable expense allowance and the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $96,618,800 in the trust account.

         On March 14, 2007, we consummated the sale to the representatives of the underwriters, for $100, of an option to purchase up to a total of an aggregate of 540,000 units. This option is exercisable at $10.00 per unit. The purchase option, as well as the units issuable upon exercise of the purchase option, the shares of common stock and warrants underlying the units, and the shares of common stock issuable upon exercise of the warrants included in the units were registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-128218).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5: OTHER INFORMATION
         Not applicable.

ITEM 6: EXHIBITS

      (a)   Exhibits:
            31.1 - Certification by Principal Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
            31.2 - Certification by Principal Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 - Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2007

                                  MEDIA & ENTERTAINMENT HOLDINGS, INC.

                                  By:     /s/ Herbert A. Granath
                                          --------------------------------------
                                          Herbert A. Granath
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

                                  By:      /s/  Robert C. Clauser, Jr.
                                          --------------------------------------
                                           Robert C. Clauser, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)