Form 10-K
period 2007-03-31
Media & Entertainment Holdings, Inc.
filed 2007-06-29
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2007

Commission file number: 001-33343

MEDIA & ENTERTAINMENT HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3178730

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 Park Avenue, Suite 1000, New York, New York	10169

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 551-1498

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Issuer’s Revenues for the fiscal period ended March 31, 2007 were $0.

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 21, 2007, as reported on the American Stock Exchange, was approximately $94,344,120. (The registrant became subject to the reporting requirements of the Exchange Act in March 2007 and, therefore, is not able to provide information about the market value as of the end of the second quarter of our fiscal year ended March 31, 2007.)

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 25, 2007, 15,120,000 shares of the issuer’s common stock, par value $0.0001, were outstanding.

Documents Incorporated by Reference: None.

2

i

Forward-Looking Statements

          This Annual Report on Form 10-K, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to protections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	Ability to complete a combination with one or more target businesses;

•	Success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	Potential inability to obtain additional financing to complete a business combination;

•	Limited pool of prospective target businesses;

•	Potential change in control if we acquire one of more target businesses for stock;

•	Public securities’ limited liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	Use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	Financial performance.

          The forward-looking statements contained or incorporated by reference in this Annual Report on Form 10-K are based on our current expectation and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

          References in this report as to “we,” “us” or “our Company” refer to Media & Entertainment Holdings, Inc. References to “public stockholders” refer to holders of shares of common stock sold as part of the units in our initial public offering, including any of our stockholders existing prior to the initial public offering to the extent that they purchase or acquire such shares.

PART I

ITEM 1.	Business

General

          We are a Delaware blank check company incorporated on July 8, 2005 in order to serve as a vehicle for the acquisition of an operating business. We intend to focus on companies solely in the entertainment, media and communications industries and to seek out opportunities both domestically and internationally, particularly in Europe and Asia, to take advantage of our management team’s experience in these markets.

          A registration statement for our initial public offering was declared effective on March 9, 2007. On March 14, 2007, we completed our initial public offering of 10,800,000 units at a price of $8.00 per unit. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00, exercisable on the later of our completion of a business combination or March 9, 2008. The warrants expire on March 9, 2011, or earlier upon redemption. Upon the closing of our initial public offering, on March 14, 2007, we sold and issued an option, for $100 to the representatives of the underwriters, to purchase up to 540,000 units, at an exercise price of $10.00 per unit.

          We received total net proceeds of $81,370,447 from our initial public offering, taking into account $5,029,553 of underwriting fees and other offering expenses. Simultaneously with the consummation of the initial public offering, we privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the “existing stockholders”) and one of their affiliates, Transmedia Corporation, at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was used to pay off notes to our officers and the remaining $2,400,000 was deposited in a trust account at JPMorganChase NY Bank, maintained by Continental Stock Transfer & Trust Company.

          On March 23, 2007, we completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit. The initial public offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000 to us, excluding the proceeds from the offering of the 2,700,000 warrants on a private basis to the existing stockholders. The aggregate net proceeds of the initial public offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to our existing stockholders of $96,618,800 were placed in our trust account. In addition, the underwriters of our initial public offering agreed to defer payment of a portion of the underwriting discount equal to 2.5% of the gross proceeds, or $2,484,000, and the full amount of their non-accountable expense allowance, or $864,000. These deferred amounts will be held in trust and not released until the earlier to occur of (i) the completion of our initial business combination or (ii) our liquidation, in which case such proceeds will be distributed to the public stockholders, together with all other funds held in the trust account. For a more complete discussion of our financial information, please see the section in our Annual Report on Form 10-K entitled “Financial Statements and Supplementary Data.”

Entertainment, Media and Communications Industries

          We are focusing our efforts on identifying prospective target businesses in the entertainment, media and communications industries. The entertainment, media and communications industries encompass those companies which create, produce, deliver, own, distribute and/or market entertainment and information content, products and services and include among others:

•	broadcast television;

•	cable, satellite and terrestrial television content delivery;

•	film, television and video content production and distribution;

•	newspaper, book, magazine, and specialty publishing;

•	motion picture exhibition and related services;

•	radio services via broadcast and satellite;

•	video game production and distribution;

•	Internet media production and distribution;

•	advertising agencies and other advertising services, including direct marketing;

•	recorded music and other audio content production and distribution; and

•	live event entertainment and venue management.

          Our management team has extensive experience in the entertainment, media and communications industries as senior executives, business consultants and/or entrepreneurs. Herbert A. Granath, our Chairman of the Board and Chief Executive Officer, currently serves as the Chairman Emeritus of ESPN, the 24-hour cable sports network, and was previously employed as an executive of ABC for over 35 years. Harvey M. Seslowsky, our President and Chief Operating Officer, currently serves as President of Transmedia Corporation, a private media consulting firm he founded which provides consulting services to a variety of clients, including Accenture Ltd., one of the world’s leading management consulting and technology services organizations. Robert C. Clauser, Jr., our Executive Vice President, Chief Financial Officer and Assistant Secretary most recently served as Lead Strategy Partner of the Media & Entertainment Practice of Accenture Ltd., where he advised senior executive officers and the board of directors of numerous media and entertainment companies on setting strategy, transforming operations, and integrating technology to deliver growth, profitability and value. Bruce Maggin, our Executive Vice President and Secretary, currently serves as Vice President, Secretary and a Managing Member of The H.A.M. Media Group, LLC, an international investment and advisory firm that specializes in the entertainment and communications industries.

          We intend to leverage the industry experience of our executive officers by focusing our efforts on identifying a prospective target business in the entertainment, media and communications industries. We believe that companies involved in these industries represent attractive acquisition targets for a number of reasons, including a favorable economic environment for these industries, potentially attractive valuations and the large number of middle market acquisition candidates.

          We believe, based on our management’s collective business experience, that there are numerous business opportunities in the entertainment, media and communications industries. However, we cannot assure you that we will be able to locate a target business in such industries or that we will be able to engage in a business combination with a target business on favorable terms.

          The entertainment, media and communications industry represents a large and expanding segment of the United States economy. According to PricewaterhouseCoopers, LLP, global entertainment, media and communications industry spending reached $1.3 trillion in 2004 and is expected to increase to $1.8 trillion in 2009. The United States marketplace accounts for $525 billion, or 42%, of the $1.3 trillion in spending. Certain segments of the entertainment, media and communications industry, such as video games and interactive multimedia software, are growing at rates above the industry average domestically and are growing at even greater rates internationally.

          Growth in this industry has historically been driven by the introduction of new technologies and the expansion of domestic and international markets. The latter part of the 20th century witnessed the introduction and consumer acceptance of cable television, home video, video games and compact discs. The 1990s witnessed the emergence of additional products and improved delivery systems such as interactive multimedia entertainment software, simulator and virtual reality attractions and fiber optic cable. The emergence of the DVD and CD-ROM formats has further increased this expansion. The beginning of the 21st century has witnessed even greater expansion as the emergence of next-generation technologies has significantly strengthened growth opportunities for music, video and television distribution through: direct broadcast satellite; digital cable including VOD and mobile technologies; video games; and broadband.

          Effecting a business combination

          General

          We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize the cash held in trust, derived from the proceeds of our initial public offering and the private placement of our warrants, our capital stock, debt or a combination of these in effecting a business combination. While substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, there is no current basis for shareholders to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable, which would subject us to the numerous risks inherent in such companies.

          We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreement.

          Prior to the consummation of a business combination, we seek and will continue to seek to have all vendors, prospective target businesses or other entities that we may engage, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. There is no assurance that we will be able to get waivers from all of our vendors, and there is no assurance that such waivers will be enforceable by operation of law or that creditors would be prevented from bringing claims against the trust. In the event that a potential contracted party were to refuse to execute such a waiver, then, as a board policy, our board of directors must approve our entering into the contract.

          Subject to the limitation that a target business has a fair market value of at least 80% of our net assets at the time of the acquisition and is within the entertainment, media and communications industries, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

          Our management believes that the net proceeds of our initial public offering, particularly in light of the fact that our company could also utilize a combination of cash and equity and/or debt securities as consideration in a potential acquisition, would be sufficient to enable our company to pursue either “spin-off” transactions with larger, well-established companies in the target industries (in which our company would acquire a target subsidiary or business division of a seasoned large or mid-cap company) or acquisitions of small- or mid-cap companies in the target industries with attractive valuations between approximately $80 million and $500 million that are in need of a new, highly experienced management team. Management believes that companies that have valuations greater than $500 million generally are acquisition candidates for larger and more established operating companies that have developed marketing and distribution capabilities and the ability to leverage existing products and/or services to increase their market presence. Management further believes that whether it solely applies, as acquisition consideration, the proceeds of the trust, combines such proceeds with additional equity securities, or raises additional acquisition consideration through the issuance and sale of debt securities, it will be able to complete a business combination with a company whose fair market value is equal to at least 80% of our company’s net assets.

          Sources of target businesses

          We anticipate that our officers and directors as well as their affiliates will bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. As senior executives, business consultants and entrepreneurs in the entertainment, media and communications industries, members of our management team have been, and are likely to continue to be, presented with proposals and offers of many varieties with respect to prospective investments and transactions. They may also become aware of potential transaction opportunities by attending entertainment, media and communications conferences or conventions.

          Target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, leveraged buyout funds, hedge funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts and who may present solicited or unsolicited proposals. We may pay finders’ fees or compensation to third parties for their efforts in introducing us to potential target businesses which we would negotiate at the time. Such payments, which are typically based on the dollar value of the transaction, could be paid to entities we engage for this purpose or ones that approach us on an unsolicited basis. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors, or existing stockholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

          Selection of a target business and structuring of a business combination

          Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target company, the value of the interest we acquire will similarly be equal to 80% of our net assets at the time of such acquisition. In all instances, we would be the controlling shareholder of the target company. The key factors that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	cash flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry by competitors;

•	stage of development of the products, processes or services;

•	security measures employed to protect technology, trademarks or trade secrets;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

          These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. As needed, our management may hire a third party to assist us in performing the due diligence and valuation of the target company.

          The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s, consulting or similar fees to any of our existing stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

          Fair Market Value of Target Business

          The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target company, the value of the interest we acquire will similarly be equal to 80% of our net assets at the time of such acquisition. In all instances, we would be the controlling shareholder of the target company. The key factors that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

          Possible lack of business diversification

          While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps two, business combinations. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

          Limited ability to evaluate the target business’ management

          Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, although it is our present intention to have our current officers and directors remain with us following a business combination, the future role of our officers and directors and their respective remuneration, if any, in the target business following a business combination cannot presently be stated with any certainty. Our current officers and directors would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, though these considerations will be a factor in our decision, which poses potential conflicts of interest. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

          Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the managers we hire will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

          Opportunity for stockholder approval of business combination

          Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

          In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold as part of units in our initial public offering. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights.

          Conversion rights

          At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our existing stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our existing stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired before, during or after our initial public offering. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be approximately $7.78, or $.22 less than the per-unit offering price of $8.00. Because the initial per-share conversion price is approximately $7.78 per share upon liquidation, plus any interest (excluding up to $1,800,000 of interest earned on the monies in the trust account used by us as working capital), which is less than the $8.00 per-unit offering price and may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 19.99% of the public stockholders may exercise their conversion rights and a business combination will still go forward.

          Liquidation if no business combination

          If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to July 9, 2008 (16 months from March 9, 2007, the date of our initial public offering), which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the Securities and Exchange Commission (the “SEC”) seeking stockholder approval for such plan, as described below. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to September 9, 2008 (18 months from March 9, 2007, the date of our initial public offering), we will abandon our plan of dissolution and distribution that had been submitted to our stockholders and will instead seek the consummation of that business combination. If, following the extent of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to January 9, 2009 (22 months from March 9, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account (including the amount representing the $2,484,000 deferred portion of the underwriters’ fees and the $864,000 deferred representatives’ non-accountable expense allowance, plus any interest), net of taxes payable. We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date. Our existing stockholders, including purchasers in our private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to our existing stockholders’ warrants, which will expire worthless. We will pay the costs of liquidation from our working capital of up to $1,800,000 funded from interest on monies held in the trust account. If such funds are insufficient, our officers will pay the funds necessary to complete such liquidation. Our officers have provided, through our counsel, our independent directors with summary aggregate net worth information showing reasonably sufficient assets with which they could meet their respective obligations to complete such liquidation, if it should become necessary.

          If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.78, or $0.22 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, based on fraudulent inducement, breach of fiduciary responsibility or similar claims, which would have higher priority than the claims of our public stockholders, in which case our public stockholders would receive less than $7.78 per unit upon exercise of their conversion rights. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. In addition, it is board policy that our board of directors must approve our entering into any contract with a third party who refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.

          In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Messrs. Granath, Seslowsky, Clauser and Maggin have each agreed, pursuant to a letter agreement with us and the representatives, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or third parties that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. Our officers have provided, through our counsel, our independent directors with summary aggregate net worth information showing reasonably sufficient assets with which they could meet their respective obligations, if it should become necessary. In addition, our board of directors, a majority of which are independent directors, would have a fiduciary obligation to our stockholders to bring a claim against Messers. Granath, Seslowsky, Clauser and Maggin to enforce their liability obligation. None of these four individuals will be personally liable to pay any of our debts and obligations except as provided above. Accordingly, the actual per-share liquidation price could be less than $7.78, plus interest, due to claims of creditors.

          Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

          Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be significantly limited and the likelihood that any claim would result in any liability extending to the trust is remote.

          If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.78 per share.

          We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 16 and 22-month deadlines described above would proceed in approximately the following manner:

•

our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•

if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive its comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

          In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. If no proxy statement seeking the approval of our stockholders for a business combination has been filed on or before January 9, 2009 (22 months from March 9, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

Competition

          In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us. Further:

•	our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;

•

our obligation to convert into cash shares of common stock held by our public stockholders (but not our existing stockholders) in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses

          Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity and the substantial industry expense of our officers may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

          If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Conflicts of Interest

          Potential investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. The members of our management are currently affiliated with the following entities. Herbert A. Granath is currently Chairman Emeritus of ESPN, a cable sports network, and Telnet, Belgium’s leading cable company. He is also the Vice Chairman of the board of directors of Central European Media Enterprises Ltd., a company which owns and operates leading commercial television stations in central and eastern Europe, and is Co-Chair of the board of directors of Crown Media Holdings, which owns and operates the Hallmark Channel. Harvey M. Seslowsky is currently affiliated with Transmedia Corporation, a private media consulting firm, and is a director of the International Academy of Television Arts & Sciences. Bruce Maggin currently serves as the Vice President, Secretary and Managing Member of The H.A.M. Media Group, LLC, an international investment and advisory firm specializing in the entertainment and communications industries. He sits on the board of advisors of JumpTV Inc., on the boards of directors of Phillips-Van Heusen Corporation and Central European Media Enterprises Ltd. Two of our directors, Mr. Reilly and Mr. Roskin, are also currently affiliated with other companies. For instance, Mr. Reilly currently serves as the President and Chief Executive Officer of the American Management Association, sits on the USO Worldwide Board of Governors and is a member of the Board of Directors of the New York Society of Association Executives. He is also the U.S. Chairman of the United States Chapter of the Royal Society of the Arts and serves on the Board of AARP Services, Inc. Mr. Roskin, a Senior Advisor to Viacom Inc., also presently serves on the board of directors of Ritz Interactive, Inc., a specialty online retailer and e-commerce provider, as well as on the board of ION Media Networks, an owner and operator of 60 broadcast television stations.

•

Our officers and directors own shares of our common stock which will be released from escrow only if a business combination is successfully completed, and will own existing stockholders’ warrants that are subject to lock-up agreements restricting their sale until our initial business combination is completed (which will be worthless if a business combination is not consummated). Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination.

•

The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination on a timely basis and securing the release of their stock.

•

If we determined to enter into a business combination with an entity affiliated with any of our officers, directors or existing stockholders, they may benefit personally and financially from such transaction. As a result, such personal and financial interests may influence their motivation in identifying and selecting a target business.

•

If management negotiates their retention as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination.

•	Our management may enter into consulting or employment agreements with the target company as part of a business combination pursuant to which they may be entitled to compensation for their services to be rendered to the company after the consummation of a business combination. We anticipate that management will base their negotiations for such employment agreements on terms agreed to by executives at similarly-situated companies for which such information is publicly available. Similarly, such future payments to themselves or to their affiliates may also then be included in the merger vote and approval process.

          With respect to potential conflicts relating to potential business combinations, in general, prior to availing themselves personally of a business opportunity, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to the subject corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

          Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

          In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to our company under Delaware law, subject to the pre-existing fiduciary or contractual obligations discussed above.

          In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders (other than our existing stockholders). Our officers, directors and existing stockholders will not have the right to convert any shares of common stock owned by them, directly or indirectly, whether included in their initial shares or any shares of common stock purchased in or following our initial public offering, into a pro rata share of the trust account. In addition, they have agreed to waive their respective rights to participate in any liquidating distribution with respect to their initial shares (but not with respect to any shares of common stock purchased in or following our initial public offering).

          To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. We expect that any such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination.

Employees

          We currently have four executive officers. These individuals are not obligated to devote any minimum number of hours to our matters as the nature of identifying and negotiating with a target business may require extensive time commitments at certain stages and very little at others. However, these individuals intend to devote as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a potential business combination and the stage of a potential business combination. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently devote more time to our affairs) than they would prior to locating a suitable target business. We expect Messrs. Granath, Seslowsky, Maggin and Clauser each to devote an average of approximately 10 hours per week to our business during the target identification stage, and close to full time during due diligence and negotiation of a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	Risk Factors

          An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Associated with our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

          We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We are currently in the process of identifying and evaluating prospective target businesses, however, we may be unable to complete a business acquisition. As described in this Annual Report on Form 10-K, we will not generate any operating revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that a business combination will occur. If we spend all of the proceeds from our initial public offering not held in trust and interest income earned up to $1,800,000 on the balance of the trust account that may be released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

Because of the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination within the required time frame.

          We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including leveraged buyout funds, hedge funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination.

Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

          We will be limited by the requirement that our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. This requirement will prevent us from initially targeting smaller companies, even if we believe they are attractive candidates for acquisition. While it is likely that we will have the ability to initially complete only a single business combination, this may entail the acquisition of several operating businesses at the same time. If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we would need each of the sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may be difficult for us to accomplish and could delay the completion of the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

          If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to July 9, 2008 (16 months from March 9, 2007, the date of our initial public offering), which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to September 9, 2008 (18 months from March 9, 2007, the date of our initial public offering), we will abandon our plan of dissolution and distribution that had been submitted to our stockholders and will instead seek the consummation of that business combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to January 9, 2009 (22 months from march 9, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 16 and 22-month deadlines would proceed in approximately the following manner:

•

our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•

if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive its comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

          In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

          These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

          Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or because we become obligated to convert into cash a significant number of shares from dissenting stockholders (other than our existing stockholders), we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could significantly curtail the continued development or growth of the target business, thereby limiting its ability to effectively compete in the marketplace. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive approximately $7.78 per share, which is less than the $8.00 per unit offering price, upon distribution of the trust account and our warrants will expire worthless.

          If we are unable to complete a business combination within the required time frame and are forced to liquidate our assets, the per-share liquidation distribution will be approximately $7.78, which is less than the $8.00 per unit offering price, because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than approximately $7.78 per share.

          Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust may be subject to claims which would take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Messrs. Granath, Seslowsky, Clauser and Maggin have each agreed, pursuant to written agreements with us and the representatives of the underwriters, that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of third parties that are owed money by us for services rendered or contracted for or products sold to us. Messrs. Granath, Seslowsky, Clauser and Maggin are aware of their indemnification obligation in the event of a claim on the trust account. They have provided, through our counsel, our independent directors with summary aggregate net worth information showing reasonably sufficient assets with which they could meet their respective obligations to indemnify the trust, if it should become necessary. In addition, our board of directors, a majority of which are independent directors, would have a fiduciary obligation to our stockholders to bring a claim against Messers. Granath, Seslowsky, Clauser and Maggin to enforce their liability obligation. However, we cannot assure you that the per-share distribution from the trust account will not be less than $7.78, plus interest, due to such claims.

          Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.78 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

          If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to September 9, 2008 (16 months from March 9, 2007, the date of our initial public offering), which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to November 9, 2008 (18 months from March 9, 2007, the date of our initial public offering), we will abandon our plan of dissolution and distribution that had been submitted to our stockholders and will instead seek the consummation of that business combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to March 9, 2009 (22 months from March 9, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Since we have not yet selected a target business with which to complete a business combination, we are unable to currently ascertain the particular merits or risks of the business in which we may ultimately operate.

          Although we are focusing our efforts on the entertainment, media and communications industries, there is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in our industry or a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

Resources could be wasted in researching acquisitions that are not consummated.

          It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that more than approximately 19.99% of our public stockholders vote against the transaction even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business. Any such event will result in a loss to us of the related costs incurred which could significantly limit our ability to subsequently locate and acquire or merge with another business.

We are dependent on interest earned in the trust account to fund our search for a target company and consummation of a business combination, and the amount of this interest may not be sufficient for this purpose.

          We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the working capital we will need to search for a target company and consummate a business combination. While we expect to utilize up to a maximum of $1,800,000, for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our directors and officers or from third parties. We may not be able to obtain additional financing, and our existing stockholders, directors and officers are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

          Our amended and restated certificate of incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our initial public offering, including the exercise of the underwriters’ over-allotment option, there were 38,680,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to the representatives of the underwriters, and giving effect to the April 2006 and June 2006 contributions of common stock to us by certain of our stockholders and the stock dividend in March 2007) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we may issue a substantial number of additional shares of our common stock, or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating income and other resources after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•

our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes; and

•	other disadvantages compared to our competitors who have less debt.

While our current officers and directors intend to remain with us upon the consummation of a business combination, we cannot ensure that they will remain with us since some or all of them may resign upon the completion of the proposed business combination.

          Our ability to effect a business combination successfully is totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although it is our present intention to have our current officers and directors remain with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate a position with the combined company as part of any such combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or securities for services they would render to our company after the consummation of the business combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction through the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which could divert significant management attention from operating a prospective business and make operating a prospective business more difficult.

There may be potential conflicts of interest with our current officers and directors and the management of the proposed target business regarding future employment which may cause our officers and directors or the management of the target business to look unfavorably upon or reject a business combination with a potential target business.

          When determining the future management of a proposed target business, the current intent of our officers and directors to remain with the business may conflict with the desire of the current management to retain their positions. If our management negotiates their retention as a condition to any potential business combination, our management may look unfavorably upon or reject a business combination whose owners refuse to retain members of our management post-combination, thereby resulting in a conflict of interest. Similarly, the current owners of our target business may have a vested interest in trying to remain with the company following the business combination, thereby causing a conflict of interest in completing any potential business combination. Similarly, the personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination on a timely basis. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision whether or not we will proceed with any potential business combination, through we acknowledge that these factors may be a factor in our decision, which poses potential conflicts of interest.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

          At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our existing stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Because the initial per-share conversion price is approximately $7.78 per share upon liquidation, plus any interest, which may be less than the $8.00 per-unit offering price and may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. A public stockholder must both vote against such business combination and then exercise such holder’s conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

The loss of key executives could adversely affect our ability to operate.

          Our operations are dependent upon a relatively small group of key executives. We believe that our success depends on the continued service of our key executive management team. Although it is our present intention to have our current officers and directors remain with us following a business combination, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. While the personal and financial interest of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, though these considerations will be a factor in our decision, which poses potential conflicts of interest. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on our ability to effectively operate our business and/or locate a prospective target business to acquire.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our existing stockholders or directors, conflicts of interest could arise.

          Our initial stockholders and directors either currently have or may in the future have affiliations with other companies. For instance, Herbert A. Granath is currently Chairman Emeritus of ESPN, a cable sports network, and Telnet, Belgium’s leading cable company. He is also the Vice Chairman of the board of directors of Central European Media Enterprises Ltd., a company which owns and operates leading commercial television stations in central and eastern Europe, and is Co-Chair of the board of directors of Crown Media Holdings, which owns and operates the Hallmark Channel. Harvey M. Seslowsky is currently affiliated with Transmedia Corporation, a private media consulting firm, and is a director of the International Academy of Television Arts & Sciences. Bruce Maggin currently serves as the Vice President, Secretary and Managing Member of The H.A.M. Media Group, LLC, an international investment and advisory firm specializing in the entertainment and communications industries. He sits on the board of advisors of JumpTV Inc., on the boards of directors of Phillips-Van Heusen Corporation and Central European Media Enterprises Ltd. Two of our directors, Mr. Reilly and Mr. Roskin, are also currently affiliated with other companies. For instance, Mr. Reilly currently serves as the President and Chief Executive Officer of the American Management Association, sits on the USO Worldwide Board of Governors and is a member of the Board of Directors of the New York Society of Association Executives. He is also the U.S. Chairman of the United States Chapter of the Royal Society of the Arts and serves on the Board of AARP Services, Inc. Mr. Roskin, a Senior Advisor to Viacom Inc., also presently serves on the board of directors of Ritz Interactive, Inc., a specialty online retailer and e-commerce provider, as well as on the board of ION Media Networks, an owner and operator of 60 broadcast television stations. If we were to seek a business combination with a target company with which one or more of our existing stockholders or directors may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Conflicts that may arise may not be resolved in our favor.

          We cannot assure you that we will not in the future engage in discussions with or examine any such business as a potential target. We will evaluate each potential business combination opportunity as it comes to our attention, whether or not it is with a business that may be affiliated with one of our officers. We believe that it is most prudent to evaluate each potential opportunity as we hear of it, whether or not it is with a business affiliated with one of our officers. Moreover, we would evaluate any such affiliated business on the same basis as a non-affiliated business, and negotiations with such potential business would be conducted on an arms’ length basis and subject to the approval of our board, which contains a majority of independent directors. In addition, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. We expect that any such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and thereby limit their ability to devote sufficient time to our affairs, which could make it more difficult for us to complete a business combination.

          Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. While it is our executive officers’ intention to devote substantial business time to identifying potential targets and consummating a business combination, the amount of time devoted will vary depending on the stage of a potential business combination (i.e., from approximately 10 hours per week during target identification to substantially full time during negotiations), and their other business affairs could in the future require them to devote more substantial amounts of time to such affairs, limiting their ability to devote sufficient time to our affairs. This could make it more difficult for us to complete a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers, directors and their affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

          None of our directors, officers or their affiliates has been or currently is a principal of, or affiliated with, entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. However, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Our existing stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust fund and the portion of the interest on the amounts in the trust fund being released to fund our working capital needs unless the business combination is consummated and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

          Our existing stockholders, including all of our executive officers, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust fund and the $1,800,000 aggregate amount of interest accrued on the amounts held in the trust account (net of taxes, if any, payable by us with respect to such interest) that will be released to us in monthly installments to fund a portion of our working capital requirements, unless the business combination is consummated. In such event, our existing stockholders may, as part of any such combination, negotiate the repayment of some or all of any such expenses, with or without interest or other compensation, which if not agreed to by the target business’ owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. We would note, however, that such expenses are likely to be insignificant compared to the value of management’s stake.

Risks Associated with the Entertainment, Media and Communications Industries

The speculative nature of the entertainment, media and communications industry may result in our inability to produce products or services that receive sufficient market acceptance for us to be successful.

          Certain segments of the entertainment, media and communications industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, we may be unable to produce products or services that receive sufficient market acceptance for us to be successful.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.

          The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If following a business combination, the products or services that we market or sell are not accepted by the public, our profits may decline.

          Certain segments of the entertainment, media and communications industries are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

          If we are successful in acquiring a target business and the target business is the owner of patents, trademarks, copyrights and other intellectual property, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

If we are alleged to have infringed on the intellectual property or other rights of third parties it could subject us to significant liability for damages and invalidation of our proprietary rights.

          If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.

Risks Associated with our Common Stock

Our outstanding warrants may cause the market price of our common stock to drop and make it more difficult to effect a business combination.

          In connection with our initial public offering, as part of the units, we issued warrants to purchase 12,420,000 shares of common stock. In addition, our existing stockholders and certain of their affiliates purchased an aggregate of 2,700,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could cause the market price for our securities to drop or limit our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our existing stockholders exercise their registration rights, it may cause the market price of our common stock and/or warrants to decline, and the existence of these rights may make it more difficult to effect a business combination.

          Our existing stockholders are entitled to demand that we register, at our expense, the resale of their initial shares at any time after the date on which their shares are released from escrow. Moreover, we are obligated to use our best efforts to register the resale of 2,700,000 of existing stockholders’ warrants and the shares of common stock underlying such warrants after the 90th day after the consummation of our initial business combination. If all of the initial shares, their existing stockholders’ warrants and the shares of common stock underlying the existing stockholders’ warrants are registered, then there will be an additional 5,400,000 shares of common stock eligible for trading in the public market (assuming exercise of the existing stockholders’ warrants). The presence of this additional number of shares of common stock eligible for trading in the public market may cause the market price of our common stock to drop. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

          If we are deemed to be an investment company under the Investment Company Act of 1940, the nature of our investments and the issuance of our securities may be restricted, which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

          We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust will only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants, which could expire worthless.

          No warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise, a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. The warrants could therefore expire unexercised and unredeemed. In no event will we be required to net cash settle the warrants.

Our existing stockholders’ warrants have superior exercise rights to those warrants received in our initial public offering.

          If there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants received in the public offering may be deprived of any value, the market for such warrants may be limited and the holders of such warrants may not be able to exercise their warrants. With respect to existing stockholders’ warrants, we would be permitted to issue unregistered shares of our common stock pursuant to an exemption to the requirement that the securities underlying such warrants be registered pursuant to an effective registration statement. Therefore, the existing stockholders’ warrants may be exercised whether or not a current registration statement is in place, and the existing stockholders may be able to exercise their warrants at a time when warrant purchasers in the public offering may not be able to exercise their warrants. We are only required to use our best efforts to maintain a current registration statement; therefore, the warrants issued in this public offering may expire worthless. In no event will we be required to net cash settle the warrants.

We may be obligated to return the funds raised in our private placement if that transaction was not conducted in compliance with the registration requirements of Section 5 of the Act.

          The six purchasers in our private placement of existing stockholder warrants included one entity other than our officers and directors. Although such entity is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Act, a court may take the position that such private placement was not conducted in accordance with any exemption from the registration requirements of Section 5 of the Act because, for example, the filing of a registration statement in the context of a private placement constituted an improper “general solicitation” of investors. A court could also conclude that our decision to approach Astor Asset Management and The Hearst Corporation after these entities expressed interest in participating in the public offering could have violated Section 5 of the Act. If our private placement was not conducted in compliance with the registration requirements of Section 5 of the Act, the six purchasers in our private placement may have the right to rescind their warrant purchases as a remedy to our failure to register these securities. These rescission rights, if any, may require us to refund up to an aggregate of $2,700,000, plus interest, to such persons, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation. Although such persons have waived their respective rescission rights, if any, such waivers may not be enforceable in light of public policy considerations underlying federal and state securities laws. In addition, we could be subject to an enforcement action from the SEC or a state securities authority based on an alleged violation of securities laws.

We may redeem the warrants included in the units sold in our initial public offering for $0.01 under certain circumstances, even if such warrants are not then exercisable because there is no current prospectus relating to the common stock issuable upon such exercise.

          After the later of consummation of a business combination and March 9, 2008, we will be entitled to redeem the warrants if the last sales price of our common stock equals or exceeds $11.50 for any 20 trading days within a 30 day trading period ending three days before we send the notice of redemption. The redemption price is $0.01 per warrant. Under the provisions of the warrant agreement, we would be entitled to redeem the warrants even though the prospectus relating to the exercise of the warrants is not current and the warrants are therefore not exercisable. Accordingly, your warrants may be redeemed for $0.01 at a time when you have no practical ability to exercise the warrants, even though at such time the warrants could be “in the money” at the time of such redemption. In this event, you would effectively forfeit the full value of your warrants, which may be substantial, and you would have no claim against us for all or any portion of any such value.

The American Stock Exchange may delist our securities which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

          Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange as we may not meet continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

          If the American Stock Exchange delists our securities from trading, we could face significant consequences including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possible result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended March 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm out business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Associated with Effecting a Business Combination Internationally

A prospective foreign target business’ compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs of completing an acquisition.

          If we do find a prospective target internationally, this business may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of its internal controls. The development of the necessary internal controls of such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs needed to complete any such acquisition.

Foreign currency fluctuations could adversely affect our ability to achieve our business objective.

          If we do find a prospective target with its primary operations abroad (most likely in Europe or Asia), changes in the U.S. dollar exchange rate against that foreign country’s currency may affect our ability to achieve our business objectives. If the U.S. dollar declines in value against the foreign currency in which our prospective target operates, then any business combination will be more expensive and, therefore, potentially more difficult to complete. Furthermore, we may incur costs with currency conversions which may make it more expensive to consummate a business combination.

If political relations between the U.S. and the home country of our prospective target business weaken, it could make a target business’ operations less attractive.

          Relations between the United States and any foreign country where our potential business target may reside may deteriorate over time. Changes in political conditions are difficult to predict and could adversely affect our future operations or cause potential target business to become less attractive, which could decrease our profitability. Any weakening in the relations between the U.S. and the home country of our potential business target could have a material adverse effect on our operations after the successful completion of a business combination.

The home country of a prospective target may have different disclosure, governance and regulatory requirements than those in the United States which may make it more difficult or complex to consummate a business combination.

          Foreign companies are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way that they would be reflected had such financial statements been prepared in accordance with U.S. Generally Accepted Accounting Principles, or US GAAP, which could make it more difficult for us to determine the fair market value of the target. There may be substantially less publicly available information about a foreign company than there is about U.S. companies. Moreover, some companies in foreign jurisdictions are not subject to the same degree of regulation as are U.S. companies.

ITEM 1B.	Unresolved Staff Comments

          Not applicable.

ITEM 2.	Properties

          We currently maintain our executive offices at 230 Park Avenue, Suite 1000, New York, New York 10169. The cost for this space is approximately $300 per month. We consider our current virtual office space adequate for our current operations.

          Prior to our initial public offering, we maintained our executive offices at 4429 Edmondson Avenue, Dallas, Texas 75205. While we initially contemplated paying Transmedia Corporation, an affiliate of Harvey Seslowsky, our President and Chief Operating Officer, $7,500 per month in exchange for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Dallas, Texas, from the date of our initial public offering, we decided, however, subsequent to the completion of our initial public offering that we would move our executive offices to New York City. Therefore, we do not currently pay for this office space and associated services in Texas.

ITEM 3.	Legal Proceedings

          None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “TVH.U.” On April 2, 2007, the common stock and warrants included in the units began to trade separately. Those units not separated will continue to trade on the American Stock Exchange under the symbol “TVH.U,” and each of the common stock and warrants trade on the American Stock Exchange under the symbols “TVH” and “TVH.WS,” respectively.

          Each warrant entitles the holder to purchase one share of our common stock at a price of $5.00. Each warrant will become exercisable on the later of our completion of a business combination or March 9, 2008 and will expire on March 9, 2011, or earlier upon redemption.

          The following table sets forth, for a portion of the fourth quarter of the fiscal year ended March 31, 2007 and a portion of the first quarter of the fiscal year ended March 31, 2008, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to March 9, 2007, there was no established trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low

Fourth Quarter of Year ended March 31, 2007 (from March 9, 2007)[1]	$8.47	$8.18	$—	$—	$—	$—

First Quarter of Year ended March 31, 2008 (to June 21, 2007)[2]	$8.52	$8.00	$7.50	$7.21	$1.25	$.82

1 The common stock and warrants did not begin separate trading until April 2, 2007.

2 The figures for our common stock and warrants are for the period April 2, 2007 through June 21, 2007.

Use of Proceeds from our Initial Public Offering

          On March 14, 2007, we consummated our initial public offering of 10,800,000 units, and on March 23, 2007, we consummated the sale of an additional 1,620,000 units pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Each warrant will become exercisable on the later of our completion of a business combination or March 9, 2008 and will expire on March 9, 2011, or earlier upon redemption. The securities sold in this offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-128218) that was declared effective by the SEC on March 9, 2007. Our underwriters were Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc., as joint bookrunners, and Jesup & Lamont Securities Corporation participated as co-manager.

          In connection with our offering and the exercise of the over-allotment option, we incurred a total of $4,471,200 in underwriting discounts and $1,141,553 for costs and expenses related to the offering. The underwriters have agreed to defer $2,484,000 of the underwriting discount (equal to 2.5% of the gross proceeds of the offering). In addition, the full amount of the non-accountable expense allowance payable to the representatives of the underwriters equal to 1% of the gross offering proceeds (excluding the over-allotment option), or $864,000, is also deferred. These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the deferred portion of the underwriting discount and non-accountable expense allowance and the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $96,618,800 in the trust account.

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

Holders of Common Equity

          On June 20, 2007, there were approximately one (1) holder of record of our units, approximately seven (7) holders of record of our warrants and approximately seven (7) holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

          On March 6, 2007, the Company declared a one share for each five shares outstanding stock dividend payable to all stockholders of record on November 30, 2006. Except for this dividend, we have not paid any dividends on our common stock to date, and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payments of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations, and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

          On August 25, 2005, we issued stock options to purchase 100,000 shares of our common stock at an exercise price of $6.00 per share to Mr. Weden for services rendered to us as an independent director in connection with the formation and organization of our company and our efforts in connection with our initial public offering, including the preparation of the registration statement. The option was subsequently amended on April 25, 2006 to increase the exercise price thereof to $8.00 per share, and to modify the vesting schedule of the option to provide that one third of such options vest upon consummation of our initial business combination, and the remaining two thirds vest on the first and second anniversaries of such date, provided that such individual remains a director of our company at such time.

          On April 25, 2006, Edward T. Reilly and William A. Roskin, two of our independent directors, were each granted an option to acquire 100,000 shares of our common stock at an exercise price of $8.00 per share, with one third vesting upon the consummation of our initial business combination, and the remaining two thirds vesting on the first and second anniversaries of such date, provided that such individual remains a director of our company at such time. Such options were issued to Messrs. Reilly and Roskin for services rendered to us as independent directors in connection with our initial public offering, including the preparation of the registration statement.

          The following table provides information as of March 31, 2007, with respect to the shares of common stock that may be issued pursuant to outstanding stock options:

Equity Compensation Plan Information

	Number of Shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the second column)

Plan Category

Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	300,000	$8.00	-0-

Total	300,000	$8.00	-0-

ITEM 6.	Selected Financial Data

          The following table summarizes the relevant financial data for our business and should be read with our financial statements which are included in this report.

Income Statement Data:	For the year ended March 31, 2007	For the Period from July 8, 2005 (Inception) Through March 31, 2007

Operating loss	$(200,210)	$(256,429)
Interest income	$183,799	$183,799
Net loss	$(26,249)	$(82,498)
Basic and diluted net loss per share	$(.01)
Weighted average shares outstanding – Basic and diluted	3,509,408

Balance Sheet Data:	As of March 31, 2007

Working capital deficiency (excluding cash held in Trust Fund-restricted)	$(96,939)
Total assets	$96,865,944
Total liabilities	$344,083
Value of common stock which may be redeemed for cash ($7.78 per share)	$19,323,752
Stockholders’ Equity	$77,198,109

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We were formed under the laws of the State of Delaware on July 8, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communications industries. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

          On March 14, 2007, we completed our initial public offering of 10,800,000 units at $8.00 per unit. Simultaneously with the consummation of the initial public offering we sold an aggregate of 2,700,000 warrants to certain existing shareholders (Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation) and one of their affiliates, Transmedia Corporation, at a price of $1.00 per warrant, for an aggregate price of $2,700,000. On March 23, 2007, we sold an additional aggregate 1,620,000 units pursuant to the underwriters’ over-allotment option of the initial public offering. The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis but including the over-allotment, amounted to $99,360,000. After the payment of offering expenses, the net proceeds to us amounted to $93,747,247. Each unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of the completion of an initial business combination or one year from the effective date of the initial public offering (March 9, 2008) and expiring four years from the effective date of the initial public offering (March 9, 2011). The warrants will be redeemable by us, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

          In connection with our initial public offering, we issued an option, for $100, to the representatives of the underwriters in our initial public offering, to purchase 540,000 units. The units issuable upon exercise of this option are identical to those offered in our initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of common stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and March 9, 2008 which is one year from the date of the prospectus and expiring on March 9, 2012 which is five years from the date of the prospectus. The option may only be exercised or converted by the option holder. In no event will we be required to net cash settle this option or the underlying warrants. We have accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimate that the fair value of this option is approximately $1,869,815 ($3.46 per unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representatives is estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.3%, (2) risk-free interest rate of 5.00% and (3) expected life of five years and a dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

          The volatility calculation of 50.3% is based on the five-year average volatility of a representative sample of five (5) companies that our management believes are representative of the media and entertainment industry (the “sample companies”). Because we do not have a trading history, we needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. We referred to the five-year average volatility of the sample companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

Results of Operations

          We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a potential business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the funds held in our trust account which we invested mainly in U.S. Treasury Bills.

          For the period from July 8, 2005 (inception) to March 31, 2006, we had a net loss of $56,249 consisting of $56,249 of general, selling and administrative expense. The main components of the $56,249 of general, selling and administrative expenses include approximately $32,000 of stock compensation expense relating to the stock options granted to our independent directors, approximately $16,000 of travel expense, approximately $5,000 of accounting fees, and approximately $2,000 of printing and reproduction expense.

          For the year ended March 31, 2007, we had a net loss of $26,249 consisting of approximately $184,000 of interest income on the trust fund offset by approximately $200,000 of general, selling and administrative expense. The main components of the $200,000 of general, selling and administrative expenses include approximately $100,000 of stock compensation expense relating to the stock options granted to our independent directors, approximately $85,000 for professional fees, approximately $11,000 of travel expenses, and approximately $3,000 of directors and officers’ liability insurance.

          Interest income in fiscal 2007 was earned on the net proceeds from our initial public offering which was placed in a trust account.

          General, selling and administrative expense incurred in fiscal 2007 was approximately $143,000 higher than general, selling and administrative expenses during fiscal 2006. This increase is partially attributable to a full 12 month period of operations during 2007, as compared to approximately only 9 months during 2006. The company incurred stock compensation expense relating to the stock options granted to our independent directors of approximately $67,000 more in fiscal 2007 as well as approximately $80,000 more in professional fees associated with the various SEC filings necessary due to our initial public offering.

Off-Balance Sheet Arrangements

          We have not entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

          We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Liquidity and Capital Resources

          $96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in trust, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,800,000) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.

          We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At March 31, 2007, we had cash outside of the trust fund of $13,693 and other current assets of $49,652 and total liabilities of $344,083. Our working capital deficiency (excluding investments held in trust) amounted to $280,738. There was an additional amount of $183,799 of interest income which had been earned by us by not yet available due to the investment of the trust fund money in 28 day Treasury Bills. The $183,799 plus the additional interest earned through April 12, 2007 became available to us on April 12, 2007 when the Treasury Bills were rolled over.

          Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (September 14, 2008), or 24 months from the consummation of our initial public offering (March 14, 2009) if certain criteria have been satisfied. In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust fund) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

Recently Issued Accounting Pronouncements and Their Effect on the Company’s Financial Statements

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123R “Share Based Payment.” This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R addressed all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. The Company has adopted Financial Accounting Statement No 123R “Accounting for Stock-Based Compensation.” The Company uses the fair value method of valuing options awarded. The Company recorded stock based compensation expense of $99,950 for the year ended March 31, 2007 and $32,062 for the period July 8, 2005 (inception) to March 31, 2006, and $132,012 for the period July 8, 2005 (inception) to March 31, 2007.

          In July 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation of and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have not yet commenced the process of evaluating the expected effect of FIN 48 on our financial statements, and we are not currently in a position to determine such effects.

          In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We have assessed SAB 108 and have concluded that it did not have a material effect on our financial position, results of operations or cash flows.

          In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

          Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. Since the funds held in our trust account have been invested in only U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8.	Financial Statements and Supplementary Data

          The financial statements are included in this annual report on Form 10-K as pages F-1 through F-17.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

          We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Herbert Granath, our Chief Executive Officer and Robert Clauser, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Mr. Clauser concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

(b)	Changes in Internal Controls over Financial Reporting

          This annual report does not include a report of management’s assessment of regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

          As a result of the evaluation completed by Mr. Granath and Mr. Clauser, we have concluded that there were no changes during the quarter ended March 31, 2007 in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information

          Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

          Our current directors and executive officers are as follows:

Name	Age	Position

Herbert A. Granath	77	Chairman of the Board and Chief Executive Officer

Harvey M. Seslowsky	65	President, Chief Operating Officer and Director

Robert C. Clauser, Jr	40	Executive Vice President, Chief Financial Officer and Assistant Secretary

Bruce Maggin	64	Executive Vice President, Secretary and Treasurer

Richard Weden	66	Director

Edward T. Reilly	59	Director

William A. Roskin	65	Director

          Herbert A. Granath has been our Chairman of the Board and Chief Executive Officer since August 2005. Since February 2001, Mr. Granath has served as Chairman Emeritus of ESPN, a cable sports network, and Telenet, Belgium’s leading cable television company. Since 1999, he has served as a Director (and, since 2006, as Vice Chairman) of Central European Media Enterprises Ltd, a company engaged in the ownership and operation of leading commercial television stations in Central and Eastern Europe, and of Crown Media Holdings (Co-Chairman since 2006), which owns and operates the Hallmark Channel. Mr. Granath is the Chairman of the National Academy of Television Arts and Sciences, which presents the EMMY awards. Mr. Granath is also a director of the International Academy of Television Arts and Sciences (“IATAS”), a non-profit industry organization promoting international television. Mr. Granath was employed by ABC for over 35 years, where he was Senior Vice President from 1998 to February 2001, and was Chairman of Disney/ABC International, an international broadcasting company, from 1996 to January 1998. He served as Chairman of the Board of ESPN for 16 years, from January 1984 to February 2001, as well as Board Chairman of A&E, from March 1980 to February 2001, The History Channel, from May 1992 to February 2001, The Biography Channel, from March 1994 to February 2001, and Lifetime Television, from March 1980 to December 1996, and was a Founding Partner and Director of Eurosport, the largest cable network in Europe, from April 1985 to April 1995. He also served on the boards of Telefunf, from June 1984 to March 1987, RTL2, from May 1987 to December 1995, and TM3 networks in Germany, from June 1989 to December 1995, SBS Broadcasting SA, from March 1985 to November 1995, and TVA, the Brazilian pay-TV company, from January 1990 to June 1998. Mr. Granath also served as Senior Content Advisor to Cable Partners Europe, a cable communications operator, from February 2001 to February 2006, and on the Board of Advisors of Veronis, Suhler & Associates Fund III, a billion dollar fund investing in worldwide media, from 1999 to October 2005. Among the awards Mr. Granath has received are two TONY Awards, an International EMMY (Lifetime Achievement in International TV), as well as a U.S. EMMY (Lifetime Achievement in Sports TV). Most recently, he was honored by the National Association of Broadcasters as a Broadcast Pioneer and received the European Lifetime Achievement Award at the Rose d’Or Festival in Lucerne, Switzerland.

          Harvey M. Seslowsky has been our President and Chief Operating Officer and a Director of our company since August 2005. Since August 2003, Mr. Seslowsky has been the President of Transmedia Corporation, a private media consulting firm he founded which provides consulting services to a wide variety of clients, including Accenture Ltd., one of the world’s leading management consulting and technology services organizations. From October 2002 to August 2003, Mr. Seslowsky served as a consultant to Accenture Ltd. From October 2000 to September 2002, Mr. Seslow sky served as Executive Vice President of Worldwide Sales & Distribution for Blockbuster International Distribution, a division of Blockbuster Inc., a leading global provider of in-home rental and retail movie and game entertainment, and from February 1995 to October 2000, as Senior Vice President, National Sales, Partnership Marketing & Licensing of Blockbuster, Inc. Mr. Seslowsky has been active as a Consultant/New Business Development since 1990, and served as President and a Director of Scat Hovercraft, Inc., a company engaged in the Hovercraft industry, from 1990 to 1991, as President and a Director of Media Merchandising Corporation, the publisher of The Video Source Book and maintainer of the world’s largest and most comprehensive data base on the home video business, from 1988 to 1990, and as President of Broadcast Information Bureau Inc., a trade book and magazine publisher, where he served as a consultant to over 50 television stations. Prior to that time, he served as an Account Executive of ABC Television Network. Mr. Seslowsky is also a director of the International Academy of Television Arts & Sciences (IATAS).

          Robert C. Clauser, Jr. has been our Executive Vice President and Chief Financial Officer of our company since August 2005, our Assistant Secretary since June 2007, and served as a director of our company from August 2005 to April 2006. Mr. Clauser recently completed the David Rockefeller Fellowship, awarded to him in 2005 for his civic and corporate achievements. Mr. Clauser left Accenture Ltd. in November 2005 where he had served as Lead Strategy Partner of the Media & Entertainment Practices for the Americas, having joined the company in October 1997. At Accenture, Mr. Clauser advised senior executive officers and boards of directors of numerous media and entertainment companies on setting strategy, transforming operations, and integrating technology to deliver growth, profitability and value. From August 1993 to September 1997, Mr. Clauser served as Manager of the Consumer Products and Retail Practice of Braxton Associates, a strategy consulting firm and division of Deloitte & Touche Consulting Group, where he was responsible for the development and implementation of strategic initiatives aimed to innovate and develop new products and new markets, and grow revenue and profitability. From 1988 to 1991, Mr. Clauser served as Assistant Treasurer of the Oil, Gas & Extractive Industries Division of Irving Trust/The Bank of New York. Mr. Clauser also serves as: a Trustee of the Alliance for the Arts, an arts advocacy and research organization, since June 2004; a board member and mentor of icouldbe.org, an internet youth mentoring organization, since April 2000; and a member of the Metropolitan Museum of Art’s Trustees Committee on Education, by invitation, since March 2007. He has also previously served as Chief Executive Officer and Producer of Montage Entertainment, an independent non profit film production company, from April 1998 to September 2002 and as an adviser to Box of Bees Media, a music production and distribution company from January 2004 to November 2006.

          Bruce Maggin has been our Executive Vice President and Secretary of our company since August 2005, our Treasurer since June 2007, and served as a director of our company from August 2005 to April 2006. Mr. Maggin currently serves as the Vice President, Secretary and a Managing Member of The H.A.M. Media Group, LLC, an international investment and advisory firm specializing in the entertainment and communications industries, which he co-founded in 1997. From February 1999 to November 2002, Mr. Maggin was also Chief Executive Officer of “at TV Media,” a joint venture of NBC, Gemstar International, and Thomson Multimedia. Mr. Maggin has served on the Boards of Directors of the following publicly-traded companies: Phillips-Van Heusen Corporation, since June 1987 (where he has also served as the Audit Committee Chairman since June 1997); Central European Media Enterprises Ltd., since September 2002 (where he has also served as the Compensation Committee Chairman since February 2003); and on the Board of Advisors of JumpTV Inc., since March 2006. He also served on the Board of Directors of In-Store Advertising, Inc. from December 1989 to December 1993, of Newstar Media (formerly Dove Entertainment) from 1997 to December 2000, and of Avalon Digital Marketing Systems (formerly Mindarrow Systems) from August 2001 to April 2003, each of which is a publicly-traded company. Prior to forming the H.A.M. Media Group, Mr. Maggin served in a variety of positions at Capital Cities/ABC. From 1993 to 1996, he was responsible for directing the company’s activities in the digital world including the production of content for video games, the internet, and video on demand. From 1986 to 1993, Mr. Maggin served as Executive Vice President of the Development/Operations division of Capital Cities/ABC Video Enterprises, where he oversaw all of the company’s start-up and venture business activities. Prior to such time, Mr. Maggin served as a merger and acquisition consultant for CFC, a unit of The Irving Trust Company, and as Vice President of Ziff Corporation, the parent company of Ziff-Davis Publishing and Broadcasting. Mr. Maggin also served on the Boards of Directors of the Lifetime Television Network from 1983 to 1995 and of ESPN from 1984 to 1996.

          Richard Weden has been a Director of our company since August 2005. Mr. Weden was employed by American Express for over 35 years and most recently, from April 1995 to July 2004, served as Vice President and Director General of American Express International Services in Moscow, Russia, where he was responsible for the launch of American Express Business Travel and Card Business in Russia and other former Soviet Union countries. Prior to that time, Mr. Weden served in various executive capacities at American Express, including as Senior Vice President, Travel Management Services, Latin America from 1994 to 1995, as President and Senior Vice President, Travel Related Services, Mexico from 1989 to 1994, and as Senior Vice President & General Manager, Travel Related Services, Asia, North Pacific and China from 1983 to 1989, after having served in various other capacities at American Express since 1968. Mr. Weden has also been actively involved in a number of international professional organizations, including serving as the Chairman of the Board of the American Chamber of Commerce in Russia from January 2002 to January 2004 and as a member of its Executive Committee from January 1996 to January 2004, and as a board member of the Anglo-American School of Moscow from

September 2000 to May 2004, the Russian National Orchestra from April 1995 to July 2004, and the United Way from January 1996 to June 2004. He also served on the Executive Board of the American Chamber of Mexico from approximately January 1990 to December 1993. Currently, Mr. Weden sits on the board of the Morningside Civic Association, a neighborhood board in Florida.

          Edward T. Reilly has been a Director of our company since April 2006. Since 2001, Mr. Reilly has been the President and Chief Executive Officer of the American Management Association, International, the world’s leading not-for-profit, membership-based management development, research and publishing organization. Prior to that time, Mr. Reilly served as President and Chief Executive Officer of Big Flower Holdings, Inc. (now Vertis, Inc.), a leading provider of integrated marketing and advertising services. Prior to joining Big Flower Holdings, Mr. Reilly spent over 25 years with the broadcast and book publishing groups of The McGraw-Hill Companies, a publishing and communications company, and served in numerous capacities, including: Editor-in-Chief of the Accounting, Computing and Data Processing Department of Gregg Community College Division; Chief Financial Officer of the California Test Bureau; General Manager of the Instructo Corporation; Group Vice President for Europe, Africa and the Middle East; Group Vice President for McGraw-Hill Training Systems; and Executive Vice President in charge of McGraw-Hill International Book Company. In 1987, Mr. Reilly became the President of The McGraw-Hill Broadcasting Company, and during that time served on the boards of the Television Bureau of Advertising, the National Association of Broadcasters, and as Chairman of the Association for Maximum Service Television. He also served as a past Chairman of The Advertising Counsel, the world leader in public service advertising. Presently, Mr. Reilly serves on the following boards: the USO Worldwide Board of Governors; the New York Society of Association Executives; as Chairman of the United States chapter of the Royal Society of the Arts; AARP Services, Inc., a for-profit operating arm of The American Association of Retired Persons; as Fellow of the International Academy of Management; and as a member of the North American Advisory Board of the UCD Michael Smurfit School of Business in Dublin, Ireland. Mr. Reilly was also a member of the Board of Directors of iVillage Inc., a leading Internet portal specializing in women’s issues, and was a member of its the Audit Committee and was Chairman of its Compensation Committee,

          William A. Roskin has been a Director of our company since April 2006. Since September 2005, Mr. Roskin has served as a Senior Advisor to Viacom Inc., a diversified worldwide entertainment company. From November 2004 until September 2005, Mr. Roskin served as Executive Vice President, Human Resources and Administration of Viacom. Mr. Roskin joined Viacom in 1988 as Vice President of Human Resources and Administration and was promoted to Senior Vice President in 1992, a position he held until his November 2004 promotion. Before joining Viacom, Mr. Roskin was the Senior Vice President of Human Resources at Coleco Industries, Inc., a manufacturer and distributor of children’s toys, from 1986 to 1988. Prior to that, Mr. Roskin spent ten years with Warner Communications Inc. (now known as Time Warner Inc.), a media and entertainment company, where he held several executive positions in labor relations, including Vice President of Industrial and Labor Relations. Since January 2005, Mr. Roskin has served on the board of directors of Ritz Interactive, Inc., an award winning, specialty online retailer and e-commerce provider that operates a network of websites offering high quality, branded lifestyle products. Since June 2006, Mr. Roskin has served on the board of directors of ION Media Networks, Inc. (AMEX: ION), an owner and operator of 60 broadcast television stations.

Board Committees

          Committees of the Board of Directors

          Our board of directors has three committees, an audit committee, a compensation committee and a nominating committee, that comply with the requirements of the American Stock Exchange.

          Audit Committee. Our audit committee is comprised of Edward T. Reilly, Richard Weden and William A. Roskin, each of whom our board has determined is an independent director who is financially literate in accordance with the American Stock Exchange listing standards. Our board of directors has also determined that Mr. Reilly qualifies as an “audit committee financial expert” as that term is defined in rules promulgated by the SEC, and Mr. Reilly acts as the chair of our audit committee.

          The audit committee will assist the board in overseeing and reviewing: (a) the integrity of our financial reports and financial information provided to the public and to governmental and regulatory agencies; (b) the adequacy of our internal accounting systems and financial controls; and (c) the annual independent audit of our financial statements, including the independent auditor’s qualifications and independence. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board that the audited financial statements be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•

reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•

reviewing and approving all related-party transactions including analyzing the stockholder base of each target business so as to determine whether we plan to consummate a business combination with an entity that is affiliated with our management. If a contemplated business combination is with an entity that is affiliated with our management, then prior to approving such transaction, the audit committee will ensure that we obtain an opinion from all independent investment banking firm that the business combination is fair to our stockholders from a financial point of view;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	reviewing proxy disclosure to ensure that it is in compliance with SEC rules and regulations;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

          Compensation Committee. Our board of directors has established a compensation committee comprised of Richard Weden, Edward T. Reilly and William A. Roskin, each of whom our board has determined is an independent director in accordance with the American Stock Exchange listing standards. Mr. Roskin acts as the chair of our Compensation Committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	evaluating the performance of our named executive officers and approve their compensation;

•	preparing an annual report on executive compensation for inclusion in our proxy statement;

•	reviewing and approving compensation plans, policies and programs, considering their design and competitiveness;

•	administering and reviewing changes to our equity incentive plans pursuant to the terms of the plans; and

•	reviewing our non-employee independent director compensation levels and practices and recommending changes as appropriate.

          The compensation committee will review and approve corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluate our Chief Executive Officer’s performance in light of those goals and objectives, and recommend to the board our Chief Executive Officer’s compensation levels based on its evaluation.

          Nominating Committee. Our board of directors established a nominating committee comprised of Richard Weden, Edward T. Reilly and William A. Roskin, each of whom our board has determined is an independent director in accordance with the American Stock Exchange listing standards. Mr. Weden acts as the chair of our Nominating Committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

          The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics and Committee Charters

          We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement in connection with our initial public offering. You may review these documents by accessing our public filings on the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 230 Park Avenue, Suite 1000, New York, New York 10169 or by telephone at (212) 551-1498. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended March 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

          None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finders and consulting fees, will be paid to our officers, directors or any of their respective affiliates for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, any of our officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts full disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination to determine executive and director compensation.

          Other than the securities described above and in the section appearing below in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” neither our officers nor our directors has received any of our equity securities.

Compensation Committee Interlocks and Insider Participation

          None.

Compensation Committee Report

          The Compensation Committee of the board of directors has reviewed and discussed with our management the Compensation Discussion and Analysis. Based on this review and these discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation of Directors

          Our three independent directors were each granted an option to acquire 100,000 shares of our common stock at an exercise price of $8.00 per share, with one third vesting upon the consummation of our initial business combination, and the remaining two thirds vesting on the first and second anniversaries of such date, provided that such individual remains a director of our company at such time. Please see the table below for further information.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward T. Reilly			$328,134				$328,124
William A. Roskin			$328,134				$328,124
Richard Weden			$250,131				$250,131

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          For information on our securities authorized for issuance under equity compensation plans, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” above. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the existing stockholders’ warrants, as these warrants and options are not exercisable within 60 days of the date hereof.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

Herbert A. Granath(1)	594,000	3.9%
Harvey M. Seslowsky(1)	594,000	3.9%
Robert C. Clauser, Jr.(1)	594,000	3.9%
Bruce Maggin(1)	594,000	3.9%
Edward T. Reilly(2)	-0-(3)	*
Richard Weden(4)	-0-(3)	*
William A. Roskin(5)	12,000(3)	*
HBK Investments L.P.(6)	1,012,675	6.7%
Fir Tree, Inc.(7)	950,000	6.3%
The Hearst Corporation(8)	1,286,500	8.5%
All directors and executive officers as a group (7 individuals)	2,388,000	17.60%

* Less than 1%.

[1] The business address of each of such individuals is c/o Media & Entertainment Holdings, Inc., 230 Park Avenue, Suite 1000, New York, New York 10169.

[2] The address of Mr. Reilly is 1601 Broadway, New York, New York 10019.

[3] Does not include options to acquire an aggregate of 300,000 shares of our common stock (100,000 for each of Messrs. Reilly, Weden and Roskin) at an exercise price of $8.00 per share, with one third vesting upon the consummation of our initial business combination, and the remaining two thirds vesting on the first and second anniversaries of that date, provided that such individual remains a director of our company at such time.

[4] The address of Mr. Weden is 5600 NE 6th Avenue, Miami, Florida 33137.

[5] The address of Mr. Roskin is 150 East 69th Street, Apt. 20K, New York, New York 10021.

[6] Based on a Schedule 13G filed on April 20, 2007 with the SEC on behalf of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P.

[7] Based on a Schedule 13G filed on March 16, 2007 with the SEC jointly on behalf of Sapling, LLC, Fir Tree Recovery Master Fund, L.P. and Fir Tree, Inc. The Schedule 13G indicates that Fir Tree, Inc. is the investment manager for each of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. and has been granted investment discretion over portfolio investments, including the shares of the Company’s common stock owned by them.

[8] The address of The Hearst Corporation is 300 West 57th Street, New York, New York 10019; Attn: Victor F. Ganzi, President and Chief Executive Officer. The control person for The Hearst Corporation is The Hearst Family Trust, its sole shareholder. The Hearst Family Trust, a trust established under the will of William Randolph Hearst, is overseen by a 13-member board of testamentary trustees, five of whom are Hearst family members and eight of whom are current or retired Hearst Corporation executives. Based on publicly available information, the 13 trustees are: Anissa Boudjakdji Balson, Frank A. Bennack, Jr., John G. Conomikes, Richard E. Deems, Victor F. Ganzi, George R. Hearst, Jr., John R. Hearst, Jr., William R. Hearst III, Harvey L. Lipton, Gilbert C. Mauer, Mark F. Miller, Raymond J. Petersen and Virginia Hearst Randt.

          In connection with the vote required for our initial business combination, all of our existing stockholders, including each of our executive officers, has agreed to vote the shares of common stock acquired by them before the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders (other than the existing stockholders).

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

          On August 25, 2005, we issued 4,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.0056 per share, as follows:

Name	Number of Shares	Relationship to Us
Herbert A. Granath	1,125,000	Chairman of the Board and Chief Executive Officer
Harvey M. Seslowsky	1,125,000	President, Chief Operating Officer and Director
Robert C. Clauser, Jr.	1,125,000	Executive Vice President, Chief Financial Officer and Assistant Secretary
Bruce Maggin	1,125,000	Executive Vice President, Secretary and Treasurer

          In April 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin privately transferred 1,500 shares of common stock (collectively an aggregate of 6,000 shares) to each of Richard Weden and William A. Roskin, and 3,000 shares of common stock (collectively an aggregate of 12,000 shares) to Edward T. Reilly, who along with Messrs. Weden and Roskin are our three independent directors. The private transfers were made to Messrs. Weden, Roskin and Reilly at the same price per share (approximately $0.0056) that each of Messrs. Granath, Seslowsky, Clauser and Maggin paid for their shares. The private transfers were made in consideration of the commitment of each of Messrs. Weden, Roskin and Reilly to purchase existing stockholders’ warrants simultaneously with the consummation of our initial public offering.

          In April 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin privately transferred 1,500 shares of common stock (collectively a total of 6,000 shares) to Joseph Tirinato, a former director of our company who resigned from that position in August 2005, 31,800 shares of common stock (collectively a total of 127,200 shares) to Astor Asset Management, and 750 shares of common stock (collectively a total of 3,000 shares) to each of Benjamin M. Maggin and Daniel M. Maggin, the adult children of Bruce Maggin. The private transfers were made to Mr. Tirinato, Benjamin M. Maggin and Daniel M. Maggin, none of whom is an officer or director of our company, and to Astor Asset Management, which is not otherwise affiliated with our company or any of its officers or directors, at the same price per share (approximately $0.0056) that each of Messrs. Granath, Seslowsky, Clauser and Maggin paid for their shares. The private transfers were made in order to have Mr. Tirinato, Benjamin M. Maggin, Daniel M. Maggin and Astor Asset Management become involved in the private placement of existing stockholders’ warrants and in consideration of their commitment to purchase existing stockholders’ warrants simultaneously with the consummation of our initial public offering.

          In April 2006, we and our underwriters determined to revise the structure of our initial public offering to, among other things, increase the public offering price of the units from $6.00 to $8.00 per unit, and modify the units such that they now consist of one share of common stock and one warrant (as opposed to one share of common stock and two warrants). Accordingly, the total number of units offered in our initial public offering was adjusted to 11,250,000 units (as opposed to 15,000,000 units) and, therefore, the total public offering price of the offering would remain $90,000,000. Moreover, we and the underwriters agreed to increase the exercise price of the warrants included in the units from $5.00 per share to $6.00 per share. In connection with our decision to revise the structure of our initial public offering, effective April 25, 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin contributed to us, at no cost, 281,250 shares of common stock (collectively a total of 1,125,000 shares), effectively increasing the average purchase price to approximately $0.0075 per share. The purpose of this contribution was to maintain the equity ownership interest of the existing stockholders at 20% of the total outstanding shares of common stock after giving effect to the issuance of 11,250,000 units in the offering.

          Effective as of April 26, 2006, Astor Asset Management executed a letter agreement in which Astor agreed to rescind and void its purchase of an aggregate of 127,200 shares of our common stock from Messrs. Granath, Seslowsky, Clauser and Maggin, and to terminate Astor Asset Management’s subscription agreement to purchase existing stockholders’ warrants. At such time, 127,200 shares of common stock were returned from Astor Asset Management to Messrs. Granath, Seslowsky, Clauser and Maggin, pro rata.

          Effective as of April 26, 2006, each of Messrs. Weden, Roskin, Reilly, Tirinato and Benjamin M. Maggin and Daniel M. Maggin executed a letter agreement, in which they agreed to rescind and void the purchase of an aggregate of 36,000 shares of our common stock from Messrs. Granath, Seslowsky, Clauser and Maggin, and to terminate their subscription agreements to purchase existing stockholders’ warrants. At such time, 36,000 shares of common stock were returned from such individuals to Messrs. Granath, Seslowsky, Clauser and Maggin, pro rata.

          In June 2006, we and our underwriters determined to reduce the total public offering price of the offering from $90,000,000 to $72,000,000. The public offering price per unit and the exercise price of the warrants were maintained at $8.00 and $6.00 per share, respectively. In connection with our decision to reduce the offering amount, effective as of June 26, 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin contributed to us, at no cost, 168,750 shares of common stock (collectively a total of 675,000 shares), effectively increasing the average purchase price to approximately $0.0093 per share. The purpose of this contribution was to maintain the equity ownership interest of the existing stockholders at 20% of the total outstanding shares of common stock after giving effect to the issuance of 9,000,000 units in the offering.

          On behalf of the Company, effective August 3, 2006, several of the directors transferred 324,000 shares, in the aggregate, of their own stock to The Hearst Corporation in consideration for Hearst’s commitment to purchase existing stockholders’ warrants simultaneously with the consummation of the Company’s proposed offering. The value of the transfer was recorded at $6.99 per share calculated as follows: the offering price of one unit ($8) less the value ($1) attributed to the warrant attached thereto and the reimbursement of the price originally paid for the shares by the directors of $.0093. The Company estimates that the fair value of this private transfer is approximately $2,264,987 and was recorded as an addition to Deferred Offering Costs and Additional paid-incapital as of November 30, 2006. In November 2006, we and our underwriters determined to reduce the exercise price of the warrants to $5.00.

          In March 2007, the representatives of the underwriters determined to increase the size of the offering from 9,000,000 units to 10,800,000; therefore, our board of directors has effectuated a one share for each five shares then outstanding stock dividend as of March 6, 2007 in order to maintain our existing stockholders’ ownership percentage of the total outstanding shares of our common stock, after giving effect to the offering. After giving effect to this stock dividend, our existing stockholders aggregately own 2,700,000 shares of common stock.

          In addition, simultaneously with the consummation of our initial public offering, we privately sold an aggregate of 2,700,000 warrants to our existing stockholders and one of their affiliates, Transmedia Corporation, at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was paid by means of a repayment of loans made to us by our officers. The net proceeds we received from these purchases were placed in the trust account. The privately placed existing stockholders’ warrants are identical to the warrants offered in our public offering as part of the units in many respects; however, the existing stockholders’ warrants may be exercisable on a cashless basis, so long as such warrants are held by our existing stockholders or their affiliates, and the existing stockholders’ warrants are not redeemable by us. Furthermore, the purchasers of the existing stockholders’ warrants, including all of our executive officers, have agreed not to sell or transfer their existing stockholders’ warrants (or any of the underlying shares of common stock) until 90 days after the consummation of our initial business combination. The existing stockholders’ warrants purchased by The Hearst Corporation and Transmedia Corporation are subject to the same terms and conditions as those purchased by our officers.

          Our existing shareholders, holding shares of common stock and warrants as of March 9, 2007, are entitled to registration rights pursuant to an agreement signed on March 9, 2007 that we register their shares of common stock, their warrants and the shares of common stock underlying their warrants. We are only required to use our best efforts to cause a registration statement relating to the resale of such securities to be declared effective and, once effective, only to use our best efforts to maintain the effectiveness of the registration statement. The holders of warrants do not have the rights or privileges of holders of our common stock or any voting rights until such holders exercise their respective warrants and receive shares of our common stock. We will bear the expenses incurred in connection with the filing of any registration statements.

          On August 25, 2005, we issued stock options to purchase 100,000 shares of our common stock at an exercise price of $6.00 per share to Mr. Weden for services rendered to us as an independent director in connection with the formation and organization of our company and our efforts in connection with our initial public offering, including the preparation of the registration statement. The option was subsequently amended on April 25, 2006 to increase the exercise price thereof to $8.00 per share, and to modify the vesting schedule of the option to provide that one third of such options vest upon consummation of our initial business combination, and the remaining two thirds vest on the first and second anniversaries of such date, provided that such individual remains a director of our company at such time.

          On April 25, 2006, Edward T. Reilly and William A. Roskin, two of our independent directors, were each granted an option to acquire 100,000 shares of our common stock at an exercise price of $8.00 per share, with one third vesting upon the consummation of our initial business combination, and the remaining two thirds vesting on the first and second anniversaries of such date, provided that such individual remains a director of our company at such time. Such options were issued to Messrs. Reilly and Roskin for services rendered to us as independent directors in connection with our initial public offering, including the preparation of the registration statement. We estimate that the fair value of each of these options is approximately $328,134 ($3.28 per share underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to our independent directors is estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.9%, (2) risk-free discount rate of 4.9%, (3) expected life of five years and (4) dividend rate is zero.

          On August 25, 2005, Messrs. Granath, Seslowsky, Clauser and Maggin advanced a total of $100,000 to us to cover expenses related to our initial public offering. On September 3, 2005, Transmedia Corporation, an affiliate of Mr. Seslowsky, advanced a total of $20,000 to us to cover additional expenses related to our initial public offering. On September 26, 2005, Messrs. Granath, Clauser and Maggin advanced to us a total of $30,000 to cover additional expenses associated with our initial public offering. On March 28, 2006, Mr. Clauser advanced to us $15,000, and on April 3, 2006, Messrs. Granath, Maggin and Transmedia Corporation advanced to us a total of $35,000 to cover additional expenses associated with our initial public offering, including anticipated roadshow expenses. On November 17, 2006, Messrs. Granath, Seslowsky, Clauser and Maggin advanced a total of $50,000 to us to cover additional expenses related to our initial public offering. Most recently, on February 16, 2007, Messrs. Granath, Seslowsky, Clauser and Maggin advanced to us a total of $50,000 to cover additional roadshow and other offering expenses. Accordingly, as of March 9, 2007, our executive officers and certain of their affiliates advanced to us a total of $300,000 to cover expenses related to our initial public offering. On March 6, 2007, the August 2005 notes were amended to extend their maturity date to July 25, 2007. The repayment of these loans were effected by a reduction in the purchase price paid by such executive officers for existing stockholders’ warrants. All of the loans were paid off without interest on the consummation of our initial public offering.

          We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with activities on our behalf in identifying and investigating possible target businesses and business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

          Other than reimbursable out-of-pocket expenses payable to our officers and directors and the stock options described above, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates, for services rendered to us prior to or with respect to the business combination.

          Prior to our initial public offering, we had agreed to pay Transmedia Corporation $7,500 per month in exchange for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Dallas, Texas. Mr. Seslowsky is the President of Transmedia Corporation and, as a result, would have benefited from the transaction to the extent of his interest in Transmedia Corporation. However, this arrangement was solely for our benefit and was not intended to provide Mr. Seslowsky compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Dallas, Texas area, that the fee charged by Transmedia Corporation was at least as favorable as we could have obtained from an unaffiliated person. While we initially contemplated paying Transmedia Corporation for these services, we decided, however, subsequent to the consummation of our initial public offering that we would move our executive offices to New York City. Therefore, we do not currently pay for this office space and associated services in Texas.

          Our policies and procedures for the review, approval or ratification of certain related party transactions are as follows. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors or their affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

          Messrs. Granath, Seslowsky, Clauser and Maggin are our “promoters,” as that term is defined under the Federal securities laws. Capitalink, L.C. and James S. Cassel may also be considered “promoters,” as that term is defined under the Federal securities laws.

Director Independence

          Our board of directors has determined that each of Mr. Weden, Mr. Reilly and Mr. Roskin are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.

ITEM 14.	Principal Accounting Fees and Services

          The firm of Marcum & Kliegman, LLP (“M&K”) acts as our independent registered public accounting firm. The following is a summary of fees paid to M&K for services rendered:

Audit Fees

          The aggregate fees billed or expected to be billed for professional services rendered by M&K for the year ended March 31, 2007 for (a) the annual audit of our financial statements and (b) the audit of our financial statements dated as of March 31, 2006 and for the period July 8, 2005 (inception) to March 31, 2006 and filed with our registration statement on Form S-1 or our current reports on Form 8-K and (c) reviews of SEC filings amounted to approximately $217,650.

Audit-Related Fees

          We did not receive audit-related services that are not reported as Audit Fees for the fiscal year ended March 31, 2007 or 2006.

Tax Fees

          During the fiscal year ended March 31, 2007 and March 31, 2006, M&K billed us $0 and $3,000, respectively, for tax compliance and advice.

All Other Fees

          The Company did not receive products and services from M&K, other than those discussed above, for the fiscal year ended March 31, 2007 or 2006.

Pre-Approval Policy

          Since our audit committee was not formed until June 2006, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formulation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by M&K, including the fees and terms thereof (subject to the de minimis exceptions for non-audit service described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

2.	Financial Statement Schedules

          All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(b)	Exhibits:

          We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(c)	Financial Statement Schedules

          All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-laws.

4.4	Form of Unit Purchase Option to be granted to the Co-Representatives.(2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.1	Letter Agreement, dated April 25, 2006, among the Registrant, the Co-Representatives, and Herbert A. Granath.(3)

10.2	Letter Agreement, dated April 25, 2006, among the Registrant, the Co-Representatives, and Harvey M. Seslowsky.(3)

10.3	Letter Agreement, dated April 25, 2006, among the Registrant, the Co-Representatives, and Robert C. Clauser, Jr.(3)

10.4	Letter Agreement, dated April 25, 2006, among the Registrant, the Co-Representatives, and Bruce Maggin.(3)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(3)

10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(4)

10.13	Stock Option Agreement, dated August 25, 2005, between Richard Weden and the Registrant.(1)

10.22	Amendment to Stock Option Agreement, dated April 25, 2006, between Richard Weden and the Registrant.(5)

10.23	Stock Option Agreement, dated April 25, 2006, between Edward T. Reilly and the Registrant.(5)

10.24	Stock Option Agreement, dated April 25, 2006, between William A. Roskin and the Registrant.(5)

10.25	Letter Agreement, dated as of August 3, 2006, among the Registrant, the Co-Representatives, and The Hearst Corporation.(6)

10.32

Letter Agreement, dated as of August 3, 2006, among the Registrant and Herbert A. Granath, Harvey M. Seslowsky, Robert C. Clauser, Jr., Bruce Maggin, Richard M. Weden, Edward T. Reilly, William A. Roskin, Transmedia Corporation, The Hearst Corporation, Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc.(6)

10.33

Letter Agreement, dated as of August 3, 2006, among the Registrant and Herbert A. Granath, Harvey M. Seslowsky, Robert C. Clauser, Jr., Bruce Maggin, Transmedia Corporation, The Hearst Corporation, Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc.(6)

14.1	Code of Ethics.(5)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(7)

99.2	Compensation Committee Charter.(4)

99.3	Nominating Committee Charter.(4)

(1) Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-128218) with the SEC on September 9, 2005.

(2) Incorporated by reference to the corresponding exhibit filed with Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on March 8, 2007.

(3) Incorporated by reference to the corresponding exhibit filed with Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on December 26, 2006.

(4) Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on August 25, 2006.

(5) Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on May 11, 2006.

(6) Incorporated by reference to the corresponding exhibit filed with Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on November 9, 2006.

(7) Incorporated by reference to the corresponding exhibit filed with Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-128218) filed with the SEC on February 2, 2007.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Media & Entertainment Holdings, Inc.

We have audited the accompanying balance sheets of Media & Entertainment Holdings, Inc. (a development stage enterprise) (the “Company”) as of March 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2007, for the period July 8, 2005 (inception) through March 31, 2006 and from July 8, 2005 (inception) through March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media & Entertainment Holdings, Inc. (a development stage enterprise) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended March 31, 2007, and for the period July 8, 2005 (inception) through March 31, 2006 and from July 8, 2005 (inception) through March 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York
June 28, 2007

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	March 31, 2007	March 31, 2006

ASSETS
CURRENT ASSETS
Cash	$13,693	$23,711
Cash Held in Trust Fund, restricted	96,618,800	—
Cash Held in Trust Fund, interest available for working capital	183,799	—
Prepaid Expenses	49,652	—

TOTAL CURRENT ASSETS	96,865,944	23,711

Deferred Offering Costs	—	142,102

TOTAL ASSETS	$96,865,944	$165,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued Expenses	$334,245	$—
Notes Payable – stockholders	—	165,000
Income taxes payable	9,838	—

TOTAL CURRENT LIABILITIES	344,083	165,000

COMMON STOCK - subject to possible conversion, 2,483,999 shares at conversion value	19,323,752	—

COMMITMENTS

STOCKHOLDERS’ EQUITY (1)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) issued and outstanding at March 31, 2007 and 4,500,000 issued and outstanding at March 31, 2006	1,444	450
Additional paid-in capital	77,279,343	56,612
Deficit accumulated during the development stage	(82,498)	(56,249)

	77,198,289	813
Less: Shares of common stock held in treasury, 1,800,000 shares at March 31, 2007 and 0 shares at March 31, 2006	(180)	—

TOTAL STOCKHOLDERS’ EQUITY	77,198,109	813

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,865,944	$165,813

(1)	Share amounts have been restated to reflect a 20% stock dividend, effected on March 6, 2007 for each share of common stock outstanding at March 31, 2006. See Note 8.

The accompanying notes are an integral part of these financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC. (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

	For the Year ended March 31, 2007	For the Period from July 8, 2005 (Inception) Through March 31, 2006		For the Period from July 8, 2005 (Inception) Through March 31, 2007

Formation and operating costs	$200,210	$56,249		$256,459

Loss from operations	(200,210)	(56,249)		(256,459)

Interest income	183,799	—		183,799

Net loss before provision for income taxes	(16,411)	(56,249)		(72,660)

Provision for income taxes	9,838	—		9,838

Net loss	$(26,249)	$(56,249)		$(82,498)

Weighted average shares outstanding – Basic and diluted	3,509,408	4,500,000	(1)

Basic and diluted net loss per share	$(.01)	$(.01	)(1)

(1)	Share amounts and per share data have been restated to reflect a 20% stock dividend, effected on March 6, 2007 for each share of common stock outstanding at March 31, 2006. See Note 8.

The accompanying notes are an integral part of these financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) TO MARCH 31, 2007(1)

				Deficit
				Accumulated
	Common Stock		Additional	During	Treasury Stock		Total
			Paid-in	Development			Stockholders’
	Shares	Amount	Capital	Stage	Shares	Amount	Equity

BALANCE - July 8, 2005 (Inception)	—	$—	$—	$—	—	$—	$—

Issuance of stock to initial Stockholders (1)	4,500,000	450	24,550	—	—	—	25,000

Amortization of stock based Compensation	—	—	32,062	—	—	—	32,062

Net loss from July 8, 2005 (Inception) to March 31, 2006	—	—	—	(56,249)	—	—	(56,249)

BALANCE - March 31, 2006	4,500,000	450	56,612	(56,249)	—	—	813

Treasury stock	—	—	180	—	1,800,000	(180)	—

Amortization of stock based Compensation	—	—	99,950	—	—	—	99,950

Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $5,029,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	—	—	—	81,370,447

Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	—	—	—	12,376,800

Proceeds subject to possible conversion of 2,483,999 shares	—	(248)	(19,323,504)	—	—	—	(19,323,752)

Proceeds from issuance of options	—	—	100	—	—	—	100

Proceeds from private sale of Warrants	—	—	2,700,000	—	—	—	2,700,000

Net loss for the year ended March 31, 2007	—	—	—	(26,249)	—	—	(26,249)

BALANCE – March 31, 2007	16,920,000	$1,444	$77,279,343	$(82,498)	1,800,000	$(180)	$77,198,109

(1)	Share amounts have been restated to reflect a 20% stock dividend, effected on March 6, 2007 for each share of common stock outstanding at March 31, 2006. See Note 8.

The accompanying notes are an integral part of these financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2007	For the Period from July 8, 2005 (Inception) Through March 31, 2006	For the Period from July 8, 2005 (Inception) Through March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,249)	$(56,249)	$(82,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	99,950	32,062	132,012
Changes in operating assets and liabilities:
Increase in prepaid expenses	(49,652)	—	(49,652)
Increase in accrued expenses	36,077	—	40,077
Increase in income taxes payable	9,838	—	9,838

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	69,964	(24,187)	45,777

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund – Restricted	(96,618,800)	—	(96,618,800)
Cash held in trust fund – Interest available for working capital	(183,799)	—	(183,799)

NET CASH USED IN INVESTING ACTIVITIES	(96,802,599)	—	(96,802,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – Stockholders	135,000	165,000	300,000
Proceeds from sale of warrants	2,700,000	—	2,700,000
Repayment of notes payable - Stockholders	(300,000)	—	(300,000)
Proceeds from sale of option	100	—	100
Proceeds from issuance of stock to initial Stockholders	—	25,000	25,000
Gross proceeds from initial public offering	86,400,000	—	86,400,000
Payment of offering costs from Initial Public Offering	(4,589,283)	(142,102)	(4,731,385)
Gross proceeds from over-allotment	12,960,000	—	12,960,000
Payment of offering costs from over-allotment	(583,200)	—	(583,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,722,617	47,898	96,770,515

NET (DECREASE) INCREASE IN CASH	(10,018)	23,711	13,693

CASH - Beginning	23,711	—	—

CASH – Ending	$13,693	$23,711	$13,693

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Transfer of Shares from Directors to Hearst Corporation for Purchase Commitment:
Deferred offering costs	$2,264,987
Additional paid-in-capital	(2,264,987)

	$—

Accrual of Offering Costs:
Offering costs	$298,168
Accrued expenses payable	(298,168)

	$—

The accompanying notes are an integral part of these financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization and Business Operations

Media & Entertainment Holdings, Inc. (the “Company”) was incorporated in the state of Delaware on July 8, 2005 as a blank check company whose objective is to acquire an operating business in the entertainment, media and communications industries.

All activity from July 8, 2005 (inception) through March 14, 2007 relates to the Company’s formation and the initial public offering described below. Since March 15, 2007, the Company has been searching for a target company to acquire. The Company has selected March 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 9, 2007. The Company consummated the offering on March 14, 2007 and received net proceeds of $81,362,621 from the Offering (Note 2). Simultaneous with the closing, the Company sold 2,700,000 warrants in a private sale to its Initial Stockholders for $2,700,000 of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in the Trust Fund. An amount of $84,242,000 from the net proceeds of the offering and the warrants is being held in an interest-bearing trust account (“Trust Account”), until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit and received net proceeds of $12,376,800. The initial public offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000, excluding the proceeds from the offering of the 2,700,000 warrants on a private basis to the existing stockholders. The aggregate net proceeds of the initial public offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the existing stockholders of $96,618,800 were placed in a trust account. In addition, the underwriters of the initial public offering agreed to defer payment of a portion of the underwriting discount equal to 2.5% of the gross proceeds, or $2,484,000, and the full amount of their non-accountable expense allowance, or $864,000. These deferred amounts will be held in trust and not released until the earlier to occur of (i) the completion of our initial business combination or (ii) our liquidation, in which case such proceeds will be distributed to the public stockholders, together with all other funds held in the trust account.

If there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants received in the public offering may be deprived of any value, the market for such warrants may be limited and the holders of such warrants may not be able to exercise their warrants. With respect to existing stockholders’ warrants, the Company would be permitted to issue unregistered shares of its common stock pursuant to an exemption to the requirement that the securities underlying such warrants be registered pursuant to an effective registration statement. Therefore, the existing stockholders’ warrants may be exercised whether or not a current registration statement is in place, and the existing stockholders may be able to exercise their warrants at a time when warrant purchasers in the public offering may not be able to exercise their warrants. The Company is only required to use its best efforts to maintain a current registration statement; therefore, the warrants issued in this public offering may expire worthless. In no event will it be required to net cash settle the warrants.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund a portion of it

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization and Business Operations, continued

working capital requirements. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders (but not the Initial Stockholders) owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote all of their shares of common stock, whether acquired prior to, in or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a business combination prior to 18 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to 18 months from the date of the Offering, the Company will abandon its plan of dissolution and distribution that had been submitted to its stockholders and will instead seek the consummation of that business combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of the Company’s stockholders for that business combination has not been filed prior to 24 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18- and 24-month deadlines, the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share.

The Company's existing stockholders, including purchasers in the private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to the Company's existing stockholders’ warrants, which will expire worthless.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (approximately 19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 balance sheet.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization and Business Operations, continued

Management’s Plan and Intentions – As of March 31, 2007, excluding investments held in the Trust Fund - Restricted of $96,618,800, the Company had a working capital deficiency of $96,939. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on the money held in trust. There can be no assurance that the Company will enter into a business combination prior to September 9, 2008. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the trust account to the holders of shares issued in the offering as previously described.

NOTE 2 – Significant Accounting Policies

Investments Held in Trust Fund – The Company maintains its cash, held in the trust fund, in treasury bills and is recorded at cost which approximates fair value.

Concentrations of Credit Risk – SFAS No. 107, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2007, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust. The Company maintains its cash balances in two different financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. At March 31, 2007, the uninsured balances in the bank and brokerage accounts amounted to $96,302,599. Management believes the risk of loss to be minimal since it invests predominantly in US Treasury Bills and through major financial institutions.

Fair Value of Financial Instruments – The carrying value of cash, investments held in the trust fund and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Income Taxes – Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share – Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Since there is a net loss, basic and diluted loss per share are identical. At March 31, 2007 and 2006 approximately 16,500,000 and 300,000, respectively, of options and warrants were excluded from the calculation of net loss per share since they were antidilutive. Weighted average shares outstanding do not include the common stock subject to possible conversion.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123R “Share Based Payment.” This statement is a revision of SFAS 123, “Accounting for Stock –Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R addressed all forms of share based payment (“SBP”) awards including shares issued

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. The Company has adopted Financial Accounting Statement No. 123R “Accounting for Stock-Based Compensation”. The Company uses the fair value method of valuing options awarded. The Company recorded stock based compensation expense of $99,950 for the year ended March 31, 2007 and $32,062 for the period July 8, 2005 (inception) to March 31, 2006, and $132,012 for the period July 8, 2005 (inception) to March 31, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation of and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet commenced the process of evaluating the expected effect of FIN 48 on its financial statements, and is not currently in a position to determine such effects.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has assessed SAB 108 and has concluded that it did not have a material effect on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 addresses an issuer’s accounting for registration payments arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. the adoption of FSP EITF 00-19-2 did not have a material effect on the Company’s financial statements.

NOTE 3 - Initial Public Offering

On March 9, 2007, the Company sold 10,800,000 units (“Unit”) in the Offering at $8.00 per Unit. The Company received gross proceeds of $86,400,000 and incurred offering costs of $5,029,553

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Initial Public Offering, continued

(netting $81,370,447) in connection with the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Initial Public Offering and expiring four years from the effective date of the Initial Public Offering. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representatives of the underwriters in the Offering (“Representative”), to purchase 540,000 Units. The Units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of Common Stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. In no event will the Company be required to net cash settle this option or the underlying warrants. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $1,869,815 ($3.46 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 50.3%, (2) risk-free interest rate of 5.00% and (3) expected life of five years and a dividend rate of zero. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

The volatility calculation of 50.3% is based on the five-year average volatility of a representative sample of five (5) companies that management believes are representative of the Media and Entertainment Industry (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the five-year average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless

The Company has met all of the criteria in paragraphs 12 through 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) in connection with the unit purchase option and underlying warrants and has determined that these instruments will be recorded as equity at issuance since there is no possibility of net cash settlement and thereby excluded from the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Initial Public Offering, continued

The Company’s Initial Stockholders had committed to purchase an aggregate of 2,400,000 Warrants. On March 7, 2007 the existing stockholders committed to purchase an additional 300,000 warrants for a total of 2,700,000 warrants, at a price of $1.00 per Warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was paid by means of a repayment of loans made to the Company by its officers. These purchases occurred on a private placement basis simultaneously with the consummation of the Initial Public Offering. The proceeds of $2,400,000 that the Company received from these purchases were placed in the Trust Account. The Warrants are identical to the Warrants offered as part of the units in the Initial Public Offering in many respects, however they may be exercisable on a cashless basis, so long as such Warrants are held by the Initial Stockholders or their affiliates, and the Warrants are not redeemable by the Company. Furthermore, the purchasers of such Warrants, including all of the Company’s officers and directors, have agreed not to sell or transfer their Warrants (or any of the underlying shares of Common Stock) until 90 days after the consummation of the Company’s initial business combination. The Warrants purchased by the Hearst Corporation and Transmedia Corporation are subject to the same terms and conditions as those purchased by the Company’s officers and directors.

On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit. An additional amount of $12,376,800 (net of a portion of the underwriters’ discount of $583,200) was placed in the Company’s trust account.

The Company paid a total underwriting discount of 7% of the public offering price to the underwriters at the close of the Initial Public Offering. The payment to the underwriters of 2.5% of the 7% underwriting fee and all of a $864,000 non-accountable expense reimbursement has been deferred until the Company consummates a Business Combination and is included in the trust account.

NOTE 4 – Deferred Offering Costs

At March 31, 2006, deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that were related to the Offering and were charged to capital at the time of the closing.

NOTE 5 - Notes Payable, Stockholders

On August 25, 2005, the Initial Stockholders advanced a total of $100,000 to the Company, on a non-interest bearing basis, for payment of offering expenses. The Company issued an aggregate of $100,000 of unsecured promissory notes which matured August 25, 2006 to the Initial Stockholders. On August 17, 2006, the notes were amended to extend their maturity date to January 25, 2007. On March 6, 2007, the notes were amended to extend their maturity date to July 25, 2007. On September 3, 2005, Transmedia Corporation, an affiliate of one of the Initial Stockholders, advanced $20,000 to the Company as additional working capital to cover additional offering expenses. The note is non-interest bearing and matured on September 3, 2006. On October 16, 2006, effective to September 3, 2005, the note evidencing this loan was amended to extend its maturity date to March 3, 2007. On September 26, 2005, Herbert Granath, Robert Clauser and

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - Notes Payable, Stockholders continued

Bruce Maggin, each of whom is a Founding Stockholder, advanced a total of $30,000 to the Company as additional working capital to cover additional expenses associated with the Offering. The notes are non-interest bearing and matured on September 26, 2006. On October 16, 2006, effective to September 26, 2005, the notes were amended to extend their maturity date to March 26, 2007. On March 28, 2006, Mr. Clauser advanced to the Company a total of $15,000 to cover additional expenses associated with the Offering. On April 3, 2006, Messrs. Granath and Maggin, and Transmedia Corporation advanced to the Company a total of $35,000 to cover additional expenses associated with the Offering. On November 17, 2006, Messrs. Granath, Seslowsky, Clauser and Maggin advanced to the Company a total of $50,000 to cover additional expenses related to the offering. On February 16, 2007, Messrs. Granath, Seslowsky, Clauser, and Maggin advanced to the Company a total of $50,000 to cover additional roadshow and other offering expenses. The aggregate of $300,000 of these notes were satisfied in full at the closing on March 14, 2007 when they were applied against the proceeds due upon the sale of 2,700,000 Warrants to the Initial Stockholders.

NOTE 6 - Commitments

Prior to the initial public offering, the Company had agreed to pay Transmedia Corporation $7,500 per month commencing on March 9, 2007 in exchange for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Dallas, Texas. Subsequent to the consummation of the initial public offering, the Company decided to move their executive offices to New York City. Therefore, the Company does not currently pay for this office space and associated services in Texas.

On March 22, 2007, the Company signed an agreement to utilize certain administrative, technological and secretarial services, as well as certain limited office space located in New York City for the period from April 1, 2007 through March 31, 2008. The Company has agreed to pay $300 per month for such services

NOTE 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 8 – Common Stock

On March 6, 2007 the Company declared a one share for each five shares outstanding stock dividend payable to all shareholders of record on November 30, 2006. All references in the accompanying financial statements to the number of common shares and per-share amounts have been retroactively restated to reflect the stock dividend. The net effect on total stockholders’ equity and deferred offering costs as a result of this transaction was an increase of $377,984. The Company is obligated to use their best efforts to register the resale of 2,700,000 of existing stockholders’ warrants and the shares of common stock underlying such warrants after the 90th day after the consummation of our initial business combination.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Common Stock, continued

In connection with the Company’s decision to revise the structure of the Offering, effective April 25, 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin contributed to the Company, at no cost, 281,250 shares of common stock (collectively a total of 1,125,000 shares), effectively increasing the average purchase price to approximately $0.0075 per share. The purpose of this contribution was to maintain the equity ownership interest of the Initial Stockholders at 20% of the total outstanding shares of common stock after downsizing the original Offering.

In connection with the Company’s decision to reduce the amount of the Offering, effective as of June 26, 2006, each of Messrs. Granath, Seslowsky, Clauser and Maggin contributed to the Company, at no cost, 168,750 shares of common stock (collectively a total of 675,000 shares), effectively increasing the average purchase price to approximately $0.0093 per share. The purpose of this contribution was to maintain the equity ownership interest of the existing stockholders at 20% of the total outstanding shares of common stock after downsizing the Offering.

On behalf of the Company, effective August 3, 2006, several of the directors transferred 324,000 shares, in the aggregate, of their own stock to The Hearst Corporation in consideration for Hearst’s commitment to purchase existing stockholders’ warrants simultaneously with the consummation of the Company’s offering. The value of the transfer was recorded at $6.99 per share calculated as follows: the offering price of one unit ($8) less the value ($1) attributed to the Warrant attached thereto and the reimbursement of the price originally paid for the shares by the directors of $.0093. The Company estimates that the fair value of this private transfer is approximately $2,264,987 and was recorded as an expense of the offering resulting in a charge directly to stockholders equity.

In March 2007, the Company and the underwriters increased the size of the Offering to 10,800,000 units (20% increase) (12,420,000 if the underwriters exercise their 45-day over-allotment option). In addition, in order for the Company’s existing stockholders to retain their ownership percentage of the number of shares to be sold in the offering, on March 6, 2007 the Company effectuated a stock dividend of 1 share for each 5 shares then outstanding. These financial statements have been retroactively restated for this dividend. Similarly, the existing shareholders also agreed to a proportionate increase of their Warrant purchase simultaneous with the offering on a private placement basis which has increased in the aggregate by $300,000 to $2,700,000 (See Note 3).

NOTE 9 - Stock Options

On August 25, 2005, the Company granted one member of the Company’s Board of Directors an option to purchase up to a total of 100,000 shares of common stock at a price of $6.00 per share. This option expires on August 25, 2010.

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

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - Stock Options, continued

The volatility calculation of 59.7% is based on the five-year average volatility of the five Sample Companies. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the five-year average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

On April 25, 2006, the Company modified the options to provide that the exercise price would be $8.00 per share, and to amend the vesting schedule of the option to provide that one third of such options vest upon the consummation of the Company’s initial business combination, and the remaining two thirds vest on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time. This modification resulted in no additional compensation expense since the fair value of the original award at the modification date exceeded the fair value of the modified award. The value of the original award immediately before the modification is calculated to be $352,499 ($3.525 per share) based on a share price of $7, an exercise price of $6, a term of 4.42 years, a volatility of 48.6% and a risk free discount rate of 4.9%. The Company estimates that the modified fair value of the August 25, 2005 option is approximately $328,134 ($3.28 per share underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to our independent director is estimated as of the date of modification using the following assumptions: (1) expected volatility of 51.9%, (2) risk-free discount rate of 4.90%, (3) expected life of five years and (4) dividend rate is zero. In accordance with FAS 123R the Company will continue to amortize the cost of the stock compensation represented by the options through the original vesting period, August 2008. Since the vesting conditions changed from probable to improbable (Type II modification per FAS 123R) and management believes that the modified vesting terms is not probable of achievement; however, it continues to believe that the original vesting schedule is probable. During the period from July 8, 2005 to March 31, 2006, the Company recorded $32,062 of amortization expense (included in Formation and Operating Expense) in connection with the 100,000 stock options noted above. The amortization of the stock compensation was $32,062, $99,950 and $132,012 for the period from July 8, 2005 (inception) through March 31, 2006, the period from April 1, 2006 through March 31, 2007 and the period from July 8, 2005 (inception) through March 31, 2007, respectively.

On April 25, 2006, the Company granted two additional members of the Company’s Board of Directors options to acquire 100,000 shares each of the Company’s common stock at an exercise price of $8.00 per share, with one third vesting upon the consummation of the Company’s initial business combination, and the remaining two thirds vesting on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time. The Company intends to account for the fair value of these options as an expense of operations beginning upon the first vesting period upon consummation of the Company’s initial business combination resulting in a charge directly to formation and operating costs. The Company estimates that the fair value of these options is approximately $656,268 ($3.28 per share underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to our independent director is estimated as of the date of grant using the following assumptions: (1)

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - Stock Options, continued

expected volatility of 51.9%, (2) risk-free discount rate of 4.9%, (3) expected life of five years and (4) dividend rate is zero.

The volatility calculation of 51.9% is based on the five-year average volatility of the five Sample Companies. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the five-year average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

NOTE 10 – Income Taxes

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

At March 31, 2007 and 2006 the Company has a deferred tax asset of approximately $45,000, and $19,000, respectively, which consists primarily of temporary differences relating to net operating losses and stock based compensation. Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

The provision for income tax consists of the following:

	For the year ended March 31, 2007	For the Period from July 8, 2005 (Inception) through March 31, 2006

Current:
Federal	$9,838	—
State and Local	—	—
Deferred
Federal	(26,000)	(19,000)
State and Local	—	—
Adjustment to valuation allowance related to net deferred tax assets	26,000	19,000

Total provision for income taxes	$9,838	$—

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Income Taxes continued

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision for income taxes is as follows:

	For the year ended March 31, 2007	For the Period from July 8, 2005 (Inception) Through March 31, 2006

Tax provision at statutory rate	(34%)	(34%)
State and local taxes	—	—
Permanent difference for the effect of graduated tax rates	(63%)	—
Change in valuation allowance for net deferred tax assets	157%	34%

	60%	—%

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2007 and 2006.

SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA & ENTERTAINMENT HOLDINGS, INC.

/s/ Herbert A. Granath

By: Herbert A. Granath
Title:	Chairman of the Board and Chief Executive Officer
Date:	June 29, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Granath	Chairman of the Board and Chief Executive Officer	June 29, 2007
(Principal Executive Officer)
Herbert A. Granath

/s/ Robert C. Clauser	Executive Vice President, Chief Financial Officer	June 29, 2007
and Assistant Secretary
Robert C. Clauser, Jr.	(Principal Financial and Accounting Officer)

/s/ Harvey M. Seslowsky	President, Chief Operating Officer and Director	June 29, 2007

Harvey M. Seslowsky

/s/ Bruce Maggin	Executive Vice President, Secretary and Treasurer	June 29, 2007

Bruce Maggin

/s/ Richard Weden	Director	June 29, 2007

Richard Weden

/s/ Edward T. Reilly	Director	June 29, 2007

Edward T. Reilly

/s/ William A. Roskin	Director	June 29, 2007

William A. Roskin