Form 10-Q
period 2007-06-30
Media & Entertainment Holdings, Inc.
filed 2007-08-14
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-33343

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

Yes ☒        No ☐

As of August 14, 2007, 15,120,000 shares of the issuer’s common stock, par value $.0001, were outstanding.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

Page

Part I - Financial Information
Item 1. - Financial Statements

Condensed Balance Sheets as at June 30, 2007 (Unaudited) and March 31, 2007	2

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2007 and 2006, and the period July 8, 2005 (inception) through June 30, 2007	3

Condensed Statements of Changes in Stockholders’ Equity for the period July 8, 2005 (inception) through June 30, 2007 (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) for the three months ended June 30, 2007 and 2006, and the period July 8, 2005 (inception) through June 30, 2007	5-6

Notes to Unaudited Condensed Financial Statements	7-14

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17
Item 3. - Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. - Controls and Procedures	18-19

Part II - Other Information
Item 1. – Legal Proceedings	20
Item 1A. – Risk Factors	20
Item 2. – Unregistered Sales of Securities and Use of Proceeds	20
Item 3. – Defaults upon Senior Securities	20
Item 4. – Submission of Matters to a Vote of Security Holders	20
Item 5. – Other Information	20
Item 6. – Exhibits	20

Signatures

Financial Statements	21
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MEDIA & ENTERTAINMENT HOLDINGS, INC. (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007

ASSETS

CURRENT ASSETS
Cash	$776,917	$13,693
Cash Held in Trust Fund, restricted	96,618,800	96,618,800
Cash Held in Trust Fund, interest available for working capital	319,741	183,799
Prepaid Expenses	36,253	49,652

TOTAL CURRENT ASSETS	$97,751,711	$96,865,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued Expenses	$179,904	$334,245
Due to – stockholder	4,299	—
Income taxes payable	484,247	9,838

TOTAL CURRENT LIABILITIES	668,450	344,083

COMMON STOCK - subject to possible conversion, 2,483,999 shares at conversion value	19,323,752	19,323,752

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) issued and outstanding at June 30, 2007 and March 31, 2007	1,444	1,444
Additional paid-in capital	77,300,187	77,279,343
Earnings (deficit) accumulated during the development stage	458,058	(82,498)

	77,759,689	77,198,289
Less: Shares of common stock held in treasury, 1,800,000 shares at June 30, 2007 and March 31, 2007	(180)	(180)

TOTAL STOCKHOLDERS’ EQUITY	77,759,509	77,198,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,751,711	$96,865,944

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC. (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006		For the Period from July 8, 2005 (Inception) Through June 30, 2007

Formation and operating costs	$148,998	$70,000		$405,457

Loss from operations	(148,998)	(70,000)		(405,457)

Interest income	1,163,963	—		1,347,762

Net Income (loss) before provision for income taxes	1,014,965	(70,000)		942,305

Provision for income taxes	474,409	—		484,247

Net Income (loss)	$540,556	$(70,000)		$458,058

Weighted average shares outstanding – Basic and Diluted	15,120,000	3,634,615	(1)

Basic and diluted net income (loss) per share	$0.04	$(0.02	) (1)

(1) Share amounts and per share data have been restated to reflect a 20% stock dividend, effected on March 6, 2007, for each share of common stock outstanding at March 31, 2006.

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC. (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FROM JULY 8, 2005 (INCEPTION) TO JUNE 30, 2007(1) (UNAUDITED)

			Additional Paid-in Capital	Earnings (Deficit) Accumulated During Development Stage			Total Stockholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

BALANCE - July 8, 2005 (Inception)	—	$—	$—	$—	—	$—	$—

Issuance of stock to initial Stockholders (1)	4,500,000	450	24,550	—	—	—	25,000

Amortization of stock based Compensation	—	—	32,062	—	—	—	32,062

Net loss from July 8, 2005 (Inception) to March 31, 2006	—	—	—	(56,249)	—	—	(56,249)

BALANCE - March 31, 2006	4,500,000	450	56,612	(56,249)	—	—	813

Treasury stock	—	—	180	—	1,800,000	(180)	—

Amortization of stock based Compensation	—	—	99,950	—	—	—	99,950

Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $5,029,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	—	—	—	81,370,447

Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	—	—	—	12,376,800

Proceeds subject to possible conversion of 2,483,999 shares	—	(248)	(19,323,504)	—	—	—	(19,323,752)

Proceeds from issuance of options	—	—	100	—	—	—	100

Proceeds from private sale of Warrants	—	—	2,700,000	—	—	—	2,700,000

Net loss for the year ended June 30, 2007	—	—	—	(26,249)	—	—	(26,249)

BALANCE – March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109

Amortization of stock based Compensation	—	—	20,844	—	—	—	20,844

Net income for the three months ended June 30, 2007	—	—	—	540,556	—	—	540,556

BALANCE – June 30, 2007 (UNAUDITED)	16,920,000	$1,444	$77,300,187	$458,058	1,800,000	$(180)	$77,759,509

(1) Share amounts have been restated to reflect a 20% stock dividend, effected on March 6, 2007, for each share of common stock outstanding at March 31, 2006.

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the Period from July 8, 2005 (Inception) Through June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$540,556	$(70,000)	$458,058
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	20,844	37,418	152,856
Changes in operating assets and liabilities:
Decrease in prepaid expenses	13,399	—	(36,253)
Decrease in accrued expenses	(154,341)	—	(118,264)
Increase in income taxes payable	474,409	—	484,247

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	894,867	(32,582)	940,644

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund - restricted	—	—	(96,618,800)
Cash held in trust fund – interest available for working capital	(135,942)	—	(319,741)

NET CASH USED IN INVESTING ACTIVITIES	(135,942)	—	(96,938,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – stockholders	—	35,000	300,000
Proceeds from sale of warrants	—	—	2,700,000
Repayment of notes payable - stockholders	—	—	(300,000)
Proceeds from sale of option	—	—	100
Proceeds from issuance of stock to initial stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	86,400,000
Payment of offering costs from Initial Public Offering	—	—	(4,731,385)
Gross proceeds from over-allotment	—	—	12,960,000
Payment of offering costs from over-allotment	—	—	(583,200)
Proceeds from stockholders	4,299	—	4,299

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,299	35,000	96,774,814

NET INCREASE IN CASH	763,224	2,418	776,917

CASH - Beginning of period	13,693	23,711	—

CASH – End of period	$776,917	$26,129	$776,917

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

For the Period from July 8, 2005 (Inception) Through June 30, 2007

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Transfer of Shares from Directors to Hearst Corporation for Purchase Commitment:
Deferred offering costs	$2,264,987
Additional paid-in-capital	(2,264,987)

$—

Accrual of Offering Costs:
Offering costs	$298,168
Accrued expenses payable	(298,168)

$—

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Interim Financial Information, Organization and Business Operations

These unaudited condensed financial statements as of June 30, 2007, for the three months ended June 30, 2007, and June 30, 2006, and for the period from July 8, 2005 (inception) to June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2007 included in Media & Entertainment Holdings, Inc.’s (the “Company”) Form 10-K for the fiscal year ended March 31, 2007, which was filed on June 29, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the March 31, 2007 financial statements except for the adoption of FIN 48 which is discussed herein.

The Company was incorporated in the state of Delaware on July 8, 2005 as a blank check company whose objective is to acquire an operating business in the entertainment, media and communications industries.

All activity from July 8, 2005 (inception) through March 14, 2007 relates to the Company’s formation and the initial public offering (the “Offering”) described below. Since March 15, 2007, the Company has been searching for a target company to acquire. The Company has selected March 31 as its fiscal year-end.

The registration statement for the Company’s Offering was declared effective March 9, 2007. The Company consummated the Offering on March 14, 2007 and received net proceeds of $81,362,621 from the Offering (Note 2). Simultaneous with the closing, the Company sold 2,700,000 warrants in a private sale to its four officers, one of their affiliates and The Hearst Corporation (the “existing stockholders”) for $2,700,000 of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in an interest-bearing trust account (“Trust Account”). An amount of $84,242,000 from the net proceeds of the Offering and the warrants is being held in the Trust Account, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit and received net

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)

proceeds of $12,376,800. The Offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000, excluding the proceeds from the Offering of the 2,700,000 warrants on a private basis to the existing stockholders. The aggregate net proceeds of the Offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the existing stockholders of $96,618,800 were placed in the Trust Account. In addition, the underwriters of the Offering agreed to defer payment of a portion of the underwriting discount equal to 2.5% of the gross proceeds, or $2,484,000, and the full amount of their non-accountable expense allowance, or $864,000. These deferred amounts will be held in trust and not released until the earlier to occur of (i) the completion of the Company’s initial business combination (“Business Combination”) or (ii) the Company’s liquidation, in which case such proceeds will be distributed to the public stockholders (“Public Stockholders”), together with all other funds held in the Trust Account.

If there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants received in the Offering may be deprived of any value, the market for such warrants may be limited and the holders of such warrants may not be able to exercise their warrants. With respect to existing stockholders’ warrants, the Company would be permitted to issue unregistered shares of its common stock pursuant to an exemption to the requirement that the securities underlying such warrants be registered pursuant to an effective registration statement. Therefore, the existing stockholders’ warrants may be exercised whether or not a current registration statement is in place, and the existing stockholders may be able to exercise their warrants at a time when warrant purchasers in the Offering may not be able to exercise their warrants. The Company is only required to use its best efforts to maintain a current registration statement; therefore, the warrants issued in the Offering may expire worthless. In no event will the Company be required to net cash settle the warrants.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund a portion of its working capital requirements. Through June 30, 2007, interest of $1,347,762 has been earned of which $1,028,021 has been released.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote all of their shares of common stock, whether acquired prior to, in or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders (but not the Initial Stockholders) owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering, the Company will abandon its plan of dissolution and distribution that had been submitted to its stockholders and will instead seek the consummation of that Business Combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18- and 24-month deadlines, the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share. The Company's Initial Stockholders, including purchasers in the private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following Offering. There will be no distribution from the Trust Account with respect to the Company's existing stockholders’ warrants, which will expire worthless.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (approximately 19.99% of the amount held in the Trust Account), inclusive of interest, has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 (unaudited) and March 31, 2007 balance sheets.

Income (Loss) Per Share:

Income (Loss) per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. At June 30, 2007 and 2006 approximately 16,500,000 and 300,000, respectively, of options and warrants were excluded from the calculation of net income (loss) per share since they were contingently convertible upon the occurrence of a future event. Weighted average shares outstanding do not include the common stock subject to possible conversion.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncement:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

Management’s Plan and Intentions – As of June 30, 2007, excluding investments held in the Trust Account - Restricted of $96,618,800, the Company had working capital of $597,620. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on the money held in trust. There can be no assurance that the Company will enter into a Business Combination prior to September 9, 2008. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described.

NOTE 2 - Initial Public Offering

On March 9, 2007, the Company sold 10,800,000 units (“Unit”) in the Offering at $8.00 per Unit. The Company received gross proceeds of $86,400,000 and incurred offering costs of $5,029,553 (netting $81,370,447) in connection with the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Initial Public Offering and expiring four years from the effective date of the Initial Public Offering. The Warrants will be redeemable by the

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - Initial Public Offering (continued)

Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representatives of the underwriters in the Offering (“Representative”), to purchase 540,000 Units. The Units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of Common Stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. In no event will the Company be required to net cash settle this option or the underlying warrants. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $1,869,815 ($3.46 per Unit) using a Black-Scholes option-pricing model.

The Company’s existing stockholders had committed to purchase an aggregate of 2,400,000 Warrants. On March 7, 2007 the existing stockholders committed to purchase an additional 300,000 warrants for a total of 2,700,000 warrants, at a price of $1.00 per Warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was paid by means of a repayment of loans made to the Company by its officers. These purchases occurred on a private placement basis simultaneously with the consummation of the Offering. The proceeds of $2,400,000 that the Company received from these purchases were placed in the Trust Account. The Warrants are identical to the Warrants offered as part of the units in the Offering in many respects; however they may be exercisable on a cashless basis, so long as such Warrants are held by the existing stockholders or their affiliates, and the Warrants are not redeemable by the Company. Furthermore, the purchasers of such Warrants have agreed not to sell or transfer their Warrants (or any of the underlying shares of Common Stock) until 90 days after the consummation of the Company’s initial Business Combination. The Warrants purchased by The Hearst Corporation and Transmedia Corporation are subject to the same terms and conditions as those purchased by the Company’s officers.

On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit. An additional amount of $12,376,800 (net of a portion of the underwriters’ discount of $583,200) was placed in the Company’s trust account.

The Company paid a total underwriting discount of 7% of the Offering price to the underwriters at the close of the Offering. The payment to the underwriters of 2.5% of the 7% underwriting fee and all of a $864,000 non-accountable expense reimbursement has been deferred until the Company consummates a Business Combination and is included in the Trust Account.

NOTE 3 – Stock Based Compensation

Effective March 31, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at the fair value for all share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – Stock Based Compensation (continued)

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

On April 25, 2006, the Company modified the options to provide that the exercise price would be $8.00 per share, and to amend the vesting schedule of the option to provide that one third of such options vest upon the consummation of the Company’s initial business combination, and the remaining two thirds vest on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time. This modification resulted in no additional compensation expense since the fair value of the original award at the modification date exceeded the fair value of the modified award. In accordance with FAS 123R the Company will continue to amortize the cost of the stock compensation represented by the options through the original vesting period, August 2008. Since the vesting conditions changed from probable to improbable (Type II modification per FAS 123R) and management believes that the modified vesting terms is not probable of achievement; however, it continues to believe that the original vesting schedule is probable. The amortization of the stock compensation was $20,844, $37,418, and $152,856 for the period from April 1, 2007 through June 30, 2007, the period from April 1, 2006 through June 30, 2006, and the period from July 8, 2005 (inception) through June 30, 2007, respectively.

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

Since the strike price of the outstanding options and warrants was greater than the market price of the stock, there is no intrinsic value to the options or warrants.

There were no stock options granted during the three months ended June 30, 2007.

NOTE 4 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - Income Taxes (continued)

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of April 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2006 and 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 1, 2007. There was no change to this balance at June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

At June 30, 2007 and 2006 the Company has a deferred tax asset of approximately $70,000, and $12,500, respectively, which consists primarily of temporary differences relating to net operating losses and stock based compensation. Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

The provision for income tax consists of the following:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the Period from July 8, 2005 (Inception) through June 30, 2007

Current:
Federal	$289,206	$—	$299,044
State and Local	185,203	—	185,203
Deferred
Federal	(5,820)	(12,500)	(42,678)
State and Local	(27,331)	—	(27,331)
Adjustment to valuation allowance related to net deferred tax assets	33,151	12,500	70,009

Total provision for income taxes	$474,409	$—	$484,247

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – Income Taxes (continued)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the Period from July 8, 2005 (Inception) Through June 30, 2007

Tax provision at statutory rate	34%	(34%)	34%
State and local taxes (net of federal tax benefit)	11%	—	11%
Change in valuation allowance for net deferred tax assets	2%	34%	6%

	47%	—%	51%

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2007 and 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our condensed financial statements and footnotes thereto contained in this report.

Forward Looking Statements

          All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

          The Company is a blank check company organized under the laws of the State of Delaware on July 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business limited to the entertainment, media and communications industries. On March 14, 2007, the Company completed its initial public offering of 10,800,000 units at a price of $8.00 per unit. The Company received total net proceeds of $81,362,621 from its initial public offering, taking into account $5,037,379 of underwriting fees and other offering expenses. Simultaneously with the consummation of the initial public offering, the Company privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the “existing stockholders”) and one of their affiliates, Transmedia Corporation at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000.

          On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit. The initial public offering, including the exercise of the over-allotment option generated total gross proceeds of $99,360,000 to the Company, excluding the proceeds from the offering of the 2,700,000 warrants on a private basis to the existing stockholders. The aggregate net proceeds of the initial public offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the Company’s existing stockholders of $96,618,800 were placed in a trust account (the “trust account”).

          Upon the closing of our initial public offering, on March 14, 2007, the Company sold and issued an option, for $100 to the representatives of the underwriters, to purchase up to 540,000 units, at an exercise price of $10.00 per unit.

          The Company intends to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Results of Operations

          For the three months ended June 30, 2007, we had a net income of $540,556, after taxes of $474,409, as compared to the prior year’s period loss of ($70,000), after taxes of $0. The difference was primarily due to the interest earned ($1,163,963) on the proceeds from the initial public offering as compared to no interest income in the prior year’s period. For the period April 1, 2006 through June 30, 2006, the Company had a net loss of ($70,000) consisting of costs associated with formation and general administrative expenses. During the period April 1, 2007 through June 30, 2007 we incurred expenses incurred related to the Company’s filing requirements as a public entity ($86,025), costs of searching for an acquisition target ($18,590), as well general and administrative expenses ($44,383), aggregating $148,998. The loss for the period July 8, 2005 (inception) through June 30, 2006 was ($126,249). The net income from July 8, 2005 (inception) through June 30, 2007 was $458,058, after a provision for income taxes of $484,247. The primary difference was due to the interest earned ($1,347,762) on the proceeds from the initial public offering offset by the increase in stock based compensation of $83,376, bookkeeping and accounting costs of $124,440, and other administrative expenses of $71,391 in excess of the prior period.

          The Company’s entire activity from inception through March 14, 2007 had been to prepare for our initial public offering, and from March 15, 2007 through June 30, 2007 our entire activity has been to identify an acquisition candidate.

          The Company believes that we have sufficient funds available to complete our efforts to effect a business combination with an operating business.

Off-Balance Sheet Arrangements

          The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any options on non-financial assets.

Contractual Obligations

          The Company does not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Critical Accounting Policies

          The Company’s significant accounting policies are more fully described in Note 1 to the condensed consolidated financial statements and Note 1 of the Company’s Form 10-K filed for the fiscal year ended March 31, 2007 on June 29, 2007, which is referenced herewith. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company’s significant accounting policies have remained unchanged from those used during its fiscal year ended March 31, 2007, except as related to FIN 48 as described in Note 1 of the condensed financial statements.

Liquidity and Capital Resources

          $96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in the trust account, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,800,000) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.

          We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. At June 30, 2007, we had cash outside of the trust account of $1,096,658 and other current assets of $36,253 and total liabilities of $668,450. Our working capital (excluding investments held in the trust account) amounted to $144,720. There was an additional amount of $319,741 of interest income which had been earned by us by not yet available due to the investment of the trust account money in Treasury Bills. The $319,741 plus the additional interest earned through July 5, 2007 became available to us on July 5, 2007 when the Treasury Bills were rolled over.

          Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 18 months from the date of the consummation of our initial public offering (September 14, 2008), or 24 months from the consummation of our initial public offering (March 14, 2009) if certain criteria have been satisfied. In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust account) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

          As of June 30, 2007, we had total cash of $97,715,459. Until the initial public offering, our only source of liquidity was loans made by our four members of management. As of June 30, 2007 and March 31, 2007, we owed our four members of management $4,299. Our other liabilities are all related to costs associated with our initial public offering and other administrative items.

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

          The Company was investing at an effective annual interest rate of approximately 4.66% as of June 30, 2007. If the effective interest rate was to decrease by 100 basis points, the Company’s potential earnings would drop approximately $81,000 per month.

          The Company is not engaged in any hedging transactions as of June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

          As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

          None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5: OTHER INFORMATION

          Not applicable.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 – Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007

MEDIA & ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Herbert A. Granath

Herbert A Granath
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert C. Clauser, Jr.

Robert C. Clauser, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)