Form 10-Q
period 2007-09-30
Media & Entertainment Holdings, Inc.
filed 2007-11-09
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C.  20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number      001-33343

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3178730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Suite 1000, New York, New York	10169
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(212) 551-1498

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

Yes [X]         No [   ]

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

Yes [X]      No [  ]

As of  October 30, 2007, 15,120,000 shares of the issuer’s common stock, par value $.0001, were outstanding.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

Page
Part I - Financial Information
Item 1. - Financial Statements

Condensed Balance Sheets as at September 30, 2007 (Unaudited) and March 31, 2007	2

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2007 and 2006, the six months ended September 30, 2007 and 2006, and the period July 8, 2005 (inception) through September 30, 2007	3

Condensed Statements of Changes in Stockholders’ Equity (Unaudited) for the period July 8, 2005 (inception) through September 30, 2007	4

Condensed Statements of Cash Flows (Unaudited) for the six months ended September 30, 2007 and 2006, and the period July 8, 2005 (inception) through September 30, 2007	5-6

Notes to Unaudited Condensed Financial Statements	7-14

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations	15-18
Item 3. - Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. - Controls and Procedures	19-20

Part II - Other Information
Item 1. – Legal Proceedings	21
Item 1A. – Risk Factors	21
Item 2. – Unregistered Sales of Securities and Use of Proceeds	21
Item 3. – Defaults upon Senior Securities	21
Item 4. – Submission of Matters to a Vote of Security Holders	21
Item 5. – Other Information	21
Item 6. – Exhibits	21

Signatures

Financial Statements
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

BACK

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2007 (Unaudited)	March 31, 2007
CURRENT ASSETS
Cash	$ 1,438,678	$ 13,693
Cash held in trust fund, restricted	97,142,976	96,618,800
Cash held in trust fund, dividend and interest income available for working capital	--	183,799
Prepaid expenses	96,629	49,652

TOTAL ASSETS	$98,678,283	$96,865,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$ 328,949	$ 334,245
Income taxes payable	853,862	9,838

TOTAL CURRENT LIABILITIES	1,182,811	344,083

COMMON STOCK - subject to possible conversion, 2,483,999 shares at conversion value	19,428,587	19,323,752

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) shares issued and outstanding at September 30, 2007 and March 31, 2007	1,444	1,444
Additional paid-in capital	77,216,196	77,279,343
Earnings (deficit) accumulated during the development stage	849,425	(82,498)
	78,067,065	77,198,289
Less: Shares of common stock held in treasury, 1,800,000 shares at September 30, 2007 and March 31, 2007	(180)	(180)

TOTAL STOCKHOLDERS’ EQUITY	78,066,885	77,198,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,678,283	$96,865,944

 The accompanying notes are an integral part of these condensed financial statements.

BACK

 MEDIA & ENTERTAINMENT HOLDINGS, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006		For the six months ended September 30, 2007	For the six months ended September 30, 2006		For the Period from July 8, 2005 (Inception) Through September 30, 2007

Formation and operating costs	$ 222,049	$ 40,367		$ 371,047	$ 110,367		$ 627,506

Loss from operations	(222,049)	(40,367)		(371,047)	(110,367)		(627,506)

Dividend and interest income	993,755	--		2,157,718	--		2,341,517
Net income (loss) before provision for income taxes	771,706	(40,367)		1,786,671	(110,367)		1,714,011

Provision for income taxes	380,339	--		854,748	--		864,586

Net income (loss)	391,367	(40,367)		931,923	(110,367)		849,425

Accretion of trust fund relating to common stock subject to possible conversion	(104,835)	--		(104,835)	--		(104,835)

Net income (loss) attributable to other common stockholders	$ 286,532	($ 40,367)		$ 827,088	($ 110,367)		$ 744,590

Weighted average shares outstanding – basic and dilutive	12,636,001	2,700,000	(1)	12,636,001	3,164,754	(1)

Basic and diluted net income (loss) per share	$0.02	($0.01)	(1)	$0.07	($0.03)	(1)

(1)	Share amounts and per share data have been restated to reflect a 20% stock dividend, effected on March 6, 2007 for each share of common stock outstanding at March 31, 2006.

The accompanying notes are an integral part of these condensed financial statements.

BACK

 MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

	Common Stock			Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Accumulated During Development Stage	Shares	Amount	Stockholders’ Equity

BALANCE - July 8, 2005 (Inception)	--	$ --	$ --	$ --	--	$ --	$ --

Issuance of stock to initial stockholders	4,500,000	450	24,550	--	--	--	25,000

Amortization of stock based compensation	--	--	32,062	--	--	--	32,062

Net loss from July 8, 2005 (Inception) to March 31, 2006	--	--	--	(56,249)	--	--	(56,249)

BALANCE - March 31, 2006	4,500,000	450	56,612	(56,249)	--	--	813

Treasury stock	--	--	180	--	1,800,000	(180)	--

Amortization of stock based compensation	--	--	99,950	--	--	--	99,950

Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $5,029,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	--	--	--	81,370,447

Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	--	--	--	12,376,800

Proceeds subject to possible conversion of 2,483,999 shares	--	(248)	(19,323,504)	--	--	--	(19,323,752)

Proceeds from issuance of options	--	--	100	--	--	--	100

Proceeds from private sale of warrants	--	--	2,700,000	--	--	--	2,700,000

Net loss for the year ended March 31, 2007	--	--	--	(26,249)	--	--	(26,249)

BALANCE– March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109

Amortization of stock based compensation	--	--	41,688	--	--	--	41,688

Accretion of trust fund relating to common stock subject to possible conversion			(104,835)				(104,835)

Net income for the six months ended September 30, 2007	--	--	--	931,923	--	--	931,923

BALANCE–September 30,2007	16,920,000	$ 1,444	$77,216,196	$ 849,425	1,800,000	($ 180)	$78,066,885
(UNAUDITED)

The accompanying notes are an integral part of these condensed financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended September 30, 2007	For the six months ended September 30, 2006	For the Period from July 8, 2005 (Inception) Through September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 931,923	($ 110,367)	$ 849,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	41,688	58,262	173,700
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(46,977)	--	(96,629)
(Decrease) increase in accrued expenses	(5,296)	8,328	30,781
Increase in income taxes payable	844,024	- -	853,862

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,765,362	(43,777)	1,811,139

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund - restricted	(524,176)	--	(97,142,976)
Cash held in trust fund – interest available for working capital	183,799	--	--

NET CASH USED IN INVESTING ACTIVITIES	(340,377)	--	(97,142,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – stockholders	--	35,000	300,000
Proceeds from sale of warrants	--	--	2,700,000
Repayment of notes payable - stockholders	--	--	(300,000)
Proceeds from sale of option	--	--	100
Proceeds from issuance of stock to initial stockholders	--	--	25,000
Gross proceeds from initial public offering	--	--	86,400,000
Payment of offering costs from initial public offering	--	--	(4,731,385)
Gross proceeds from over-allotment	--	--	12,960,000
Payment of offering costs from over-allotment	--	--	(583,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	--	35,000	96,770,515

NET INCREASE (DECREASE) IN CASH	1,424,985	(8,777)	1,438,678

CASH - Beginning of period	13,693	23,711	--

CASH– End of period	$1,438,678	$ 14,934	$1,438,678

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the six months ended September 30, 2007	For the six months ended September 30, 2006	For the Period from July 8, 2005 (Inception) Through September 30, 2007

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Transfer of shares from directors to Hearst
Corporation for purchase commitment:
Deferred offering costs	--	2,264,987	2,264,987
Additional paid-in-capital	--	(2,264,987)	(2,264,987)

Accrual of offering costs:
Offering costs	--	25,000	298,168
Accrued expenses payable	--	(25,000)	(298,168)

The accompanying notes are an integral part of these condensed financial statements.

BACK

NOTE 1 – Interim Financial Information, Organization and Business Operations

These unaudited condensed financial statements as of September 30, 2007, for the three and six months ended September 30, 2007 and  2006, and for the period from July 8, 2005 (inception) to September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In addition, the March 31, 2007 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2007 included in Media & Entertainment Holdings, Inc.’s (the “Company”) Form 10-K for the fiscal year ended March 31, 2007, filed on September 30, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the March 31, 2007 financial statements, except for the adoption of FIN 48 which is discussed herein.

The Company was incorporated in the State of Delaware on July 8, 2005 as a blank check company whose objective is to acquire an operating business in the entertainment, media and communications industries.

All activity from July 8, 2005 (inception) through March 14, 2007 relates to the Company’s formation and the initial public offering (“the Offering”) described below.  Since March 15, 2007, the Company has been searching for a target business to acquire. The Company has selected March 31 as its fiscal year-end.

The registration statement for the Company’s Offering was declared effective March 9, 2007.  The Company consummated the Offering on March 14, 2007 and received net proceeds of $81,370,447 from the Offering (Note 2).  Simultaneous with the closing, the Company sold 2,700,000 warrants in a private sale to its four officers, one of their affiliates and The Hearst Corporation (the “existing stockholders”) for $2,700,000, of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in an interest-bearing trust account (“Trust Account”).  An amount of $84,242,000 from the net proceeds of the Offering and the warrants is being held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.  Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit and received net.

BACK

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)

proceeds of $12,376,800.  The Offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000, excluding the proceeds from the Offering of the 2,700,000 warrants on a private basis to the existing stockholders.  The aggregate net proceeds of the Offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the existing stockholders of $96,618,800 were placed in the Trust Account.  In addition, the underwriters of the Offering agreed to defer payment of a portion of the underwriting discount equal to 2.5% of the gross proceeds, or $2,484,000, and the full amount of their non-accountable expense allowance, or $864,000.  These deferred amounts will be held in the trust and not released until the earlier to occur of (i) the completion of the Company’s initial business combination (“Business Combination”) or (ii) the Company’s liquidation, in which case such proceeds will be distributed to the public stockholders (“Public Stockholders”), together with all other funds held in the Trust Account.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund a portion of its working capital requirements.  Through September 30, 2007, interest of $2,337,634 has been earned of which the maximum of $1,800,000 has been released to us.

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

BACK

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (September 14, 2008), the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.  If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering (September 14, 2008), the Company will abandon its plan of dissolution and distribution that had been submitted to its stockholders and will instead seek the consummation of that Business Combination.  If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.  In the event there is no Business Combination within the 18- and 24-month deadlines, the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share.  The Company's Initial Stockholders, including purchasers in the private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering. There will be no distribution from the Trust Account with respect to the Company's existing stockholders’ warrants, which will expire worthless.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the Offering (20% less one share of the amount held in the Trust Account), amounting to $19,428,587 and $19,323,752 inclusive of interest, has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 (unaudited) and March 31, 2007 condensed balance sheets, respectively.

BACK

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)

Income (Loss) Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”.  In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period.  Common shares subject to possible conversion of 2,483,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings.  Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period.  SFAS No. 128 requires the presentation of both Basic EPS  and Diluted EPS on the face of the statements of operations.  The effect of the 16,500,000 and 300,000 outstanding Options and Warrants issued in connection with the Public Offering and the Private Placement for the three and six months ended September 30, 2007 and for the three and six months ended September 30, 2006, respectively, described in Note 2 has not been considered in the diluted earnings per share calculation since the conversion of the outstanding Options and Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS No. 128.

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

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements (see Note 4).

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

BACK

NOTE 1 – Interim Financial Information, Organization and Business Operations (continued)
Going Concern and Management’s Plan and Intentions:

As of September 30, 2007, excluding Cash held in the Trust Fund - restricted of $97,142,976, the Company had working capital of $351,896. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on its money not held in the Trust Account.  These funds may not be sufficient to maintain the Company until a business combination is consummated.  In addition, there can be no assurance that the Company will enter into a Business Combination prior to September 14, 2008. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BACK

NOTE 2 - Initial Public Offering (continued)

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

BACK

NOTE 3 – Stock Based Compensation (Continued)

On April 25, 2006, the Company modified the options to provide that the exercise price would be $8.00 per share, and to amend the vesting schedule of the option to provide that one third of such options vest upon the consummation of the Company's initial business combination, and the remaining two thirds vest on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time. This modification resulted in no additional compensation expense since the fair value of the original award at the modification date  exceeded the fair value of the modified award. In accordance with FAS 123R the Company will continue to amortize the cost of the stock compensation represented by the options through the original vesting period, August 2008. Since the vesting conditions changed from probable to improbable (Type II modification per FAS 123R) and management believes that the modified vesting terms is not probable of achievement; however, it continues to believe that the original vesting schedule is probable. The amortization of the stock compensation was, which is reflected in formation and operating costs, $41,688, $58,262, and $173,700 for the six months ended September 30, 2007, six months ended September 30, 2006, and the period from July 8, 2005 (inception) through September 30, 2007, respectively.

On April 25, 2006, the Company granted two additional members of the Company's Board of Directors options to acquire 100,000 shares each of the Company's common stock at an exercise price of $8.00 per share, with one third vesting upon the consummation of the Company's initial business combination, and the remaining two thirds vesting on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time.

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

There were no stock options granted during the six months ended September 30, 2007.

NOTE 4 - Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as

BACK

of April 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

NOTE 4 - Income Taxes (continued)

The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2006 and 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 1, 2007. There was no change to this balance at September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

At September 30, 2007 and 2006 the Company has a deferred tax asset of approximately $79,000, and $23,000, respectively, which consists primarily of a temporary difference relating to stock based compensation.  Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the six months ended September 30, 2007	For the six months ended September 30, 2006	For the Period from July 8, 2005 (Inception) Through September 30, 2007
Tax provision at statutory rate	34%	(34%)	34%
State and local taxes (net of federal tax benefit)	12%	--%	12%
Change in valuation allowance for net deferred tax assets	2%	34%	4%
	48%	- %	50%

BACK

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2007 and 2006.

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

Overview
The Company is a blank check company organized under the laws of the State of Delaware on July 8, 2005.  We were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business limited to the entertainment, media and communications industries. On March 14, 2007, the Company completed its initial public offering of 10,800,000 units (which consist of one share of our common stock and one redeemable common stock purchase warrant) at a price of $8.00 per unit.  The Company received total net proceeds of $81,370,447 from its initial public offering, taking into account $5,029,553 of underwriting fees and other offering expenses.  Simultaneously with the consummation of the initial public offering, the Company privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the “existing stockholders”) and one of their affiliates, Transmedia Corporation at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000.

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

BACK

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

Results of Operations

For the six months ended September 30, 2007, we had a net income of $931,923, after taxes of $854,748, as compared to the prior year’s period net loss of ($110,367), after taxes of $0.  The difference is primarily due to the interest earned ($2,157,718) on the proceeds from the initial public offering as compared to no interest income in the prior year’s period.  For the six months September 30, 2006, the Company had a net loss of ($110,367) consisting of costs associated with formation and general administrative expenses. During the six months September 30, 2007 we incurred expenses related to the Company’s filing requirements as a public entity ($270,115), costs of searching for an acquisition target ($22,873), stock based compensation of ($41,688), as well as general and administrative expenses ($36,371), aggregating $371,047.

For the three months ended September 30, 2007, we had net income of $390,368, after taxes of $380,339, as compared to the prior year’s period net loss of ($40,367), after taxes of $0.  The difference was primarily due to the interest earned of $993,755 on the proceeds from the initial public offering as compared to no interest income in the prior year’s period.  For the three months ended September 30, 2006, the Company incurred $40,367 of costs associated with formation and general and administrative expenses.  During the three months ended September 30, 2007, we incurred expenses related to the filing requirements as a public entity ($171,161), costs of searching for an acquisition target ($13,063), stock based compensation ($20,884) as well as general and administrative expenses ($16,981), aggregating $222,049.

Net income from July 8, 2005 (inception) through September 30, 2007 was $849,425, after a provision for income taxes of $864,586. The primary difference was due to the interest earned ($2,341,517) on the proceeds from the initial public offering offset by the increase in stock based compensation of $83,376, bookkeeping and accounting costs of $169,411, and other administrative expenses of $208,103 in excess of the prior period.

The Company’s entire activity from July 8, 2005 (inception) through March 14, 2007 had been to prepare for our initial public offering, and from March 15, 2007 through September 30, 2007 our entire activity has been to identify an acquisition candidate.

BACK

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

Critical Accounting Policies

            The Company's significant accounting policies are more fully described in Note 1 to the condensed financial statements contained herein and Note 1 of the Company’s Form 10-K for the fiscal year ended March 31, 2007, which was filed on September 30, 2007, which is referenced herewith. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company’s significant accounting policies have remained unchanged from those used during its fiscal year ended March 31, 2007, except as related to FIN 48 as described in Note 1 and 4 of the condensed financial statements contained herein.

Liquidity and Capital Resources

$96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in the trust account, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,800,000 which we have received as of September 30, 2007) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust funds are returned to them.

We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination.  To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business.  At September 30, 2007, we had cash outside of the trust account of $1,438,678 and other current assets of $96,029 and total liabilities of $1,182,811 which includes taxes payable of $853,862 which can be funded from interest earned on the trust account in addition to the $1,800,000 available for working capital.  Our working capital (excluding investments held in the trust account) amounted to $351,896.

BACK

Liquidity and Capital Resources (continued)

Given our limited sources of working capital and income there exists the possibility that we will not have sufficient capital to sustain us until a business combination can be consummated which raises substantial doubt as to our ability to continue as a going concern.

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

As of September 30, 2007, we had total cash of $98,581,654, of which $97,142,976 is restricted cash held in the trust fund.  Until the initial public offering, our only source of liquidity was loans made by our four members of management.  Those loans were all repaid out of the proceeds of the initial public offering. Our other liabilities are all relate to costs associated with our initial public offering, income taxes due, and other administrative items.

BACK

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

The Company was investing at an effective annual interest rate of approximately 3.55 % as of September 30, 2007. If the effective interest rate were to decrease by 100 basis points, the Company’s potential earnings would drop approximately $82,000 per month.

The Company was not engaged in any hedging transactions as of September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

BACK

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED).

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BACK

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

BACK

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007

MEDIA & ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Herbert A. Granath
Herbert A Granath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert C. Clauser, Jr.
Robert C. Clauser, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)