Form 10-Q
period 2007-12-31
Media & Entertainment Holdings, Inc.
filed 2008-02-14
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer             Accelerated Filer             Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No

As of January 22, 2008, 15,120,000 shares of the issuer’s common stock, par value $.0001, were outstanding.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

			Page
Part I —	Financial Information
	Item 1. —	Financial Statements
		Condensed Balance Sheets as of December 31, 2007 (Unaudited) and March 31, 2007	2
		Condensed Statements of Operations (Unaudited) for the three and nine months ended December 31, 2007 and 2006, and for the period July 8, 2005 (inception) through December 31, 2007 (Unaudited)	3
		Condensed Statements of Changes in Stockholders’ Equity (Unaudited) for the period July 8, 2005 (inception) through December 31, 2007 (Unaudited)	4
		Condensed Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2007 and 2006, and the period July 8, 2005 (inception) through December 31, 2007 (Unaudited)	5
		Notes to Unaudited Condensed Financial Statements	6 – 13
	Item 2. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
	Item 3. —	Quantitative and Qualitative Disclosures About Market Risk	16 – 17
	Item 4. —	Controls and Procedures	17
Part II —	Other Information
	Item 1. —	Legal Proceedings	18
	Item 1A	Risk Factors	18
	Item 2. —	Unregistered Sales of Securities and Use of Proceeds	18
	Item 3. —	Defaults upon Senior Securities	18
	Item 4. —	Submission of Matters to a Vote of Security Holders	18
	Item 5. —	Other Information	18
	Item 6. —	Exhibits	18
Signatures			19
Certification of Principal Executive Officer			Exh. 31.1
Certification of Principal Financial Officer			Exh. 31.2
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350			Exh. 32.1
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350			Exh. 32.2

PART I

FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,227,161	$13,693
Cash held in trust account, restricted	96,868,596	96,618,800
Cash held in trust account, dividend and interest income available for working capital and income taxes	1,179,884	183,799
Prepaid expenses	9,437	49,652
TOTAL ASSETS	$99,285,078	$96,865,944
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accrued expenses	$154,675	$334,245
Income taxes payable	1,187,263	9,838
TOTAL LIABILITIES	1,341,938	344,083
Common stock – subject to possible conversion, 2,483,999 shares at conversion value	19,373,711	19,323,752
Commitments
Stockholders’ equity
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) shares issued and outstanding at December 31, 2007 and March 31, 2007	1,444	1,444
Additional paid-in capital	77,291,916	77,279,343
Earnings (deficit) accumulated during the development stage	1,276,249	(82,498)
	78,569,609	77,198,289
Less: Shares of common stock held in treasury, 1,800,000 shares at December 31, 2007 and March 31, 2007	(180)	(180)
Total Stockholders’ Equity	78,569,429	77,198,109
Total liabilities and stockholders’ equity	$99,285,078	$96,865,944

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31, 2007	For the three months ended December 31, 2006		For the nine months ended December 31, 2007	For the nine months ended December 31, 2006		For the Period from July 8, 2005 (inception) through December 31, 2007
Formation and operating costs	$155,356	$27,687		$526,403	$138,054		$782,862
Loss from operations	(155,356)	(27,687)		(526,403)	(138,054)		(782,862)
Dividend and interest income	952,081	—		3,109,799	—		3,293,598
Net income (loss) before provision for income taxes	796,725	(27,687)		2,583,396	(138,054)		2,510,736
Provision for income taxes	369,901	—		1,224,649	—		1,234,487
Net income (loss)	426,824	(27,687)		1,358,747	(138,054)		1,276,249
Accretion of trust account relating to common stock subject to possible conversion	54,876	—		(49,959)	—		(49,959)
Net income (loss) attributable to other common stockholders	$481,700	$(27,687)		$1,308,788	$(138,054)		$1,226,290
Weighted average shares outstanding – basic and dilutive	12,636,001	2,700,000	(1)	12,636,001	3,009,273	(1)
Basic and diluted net income (loss) per share	$.04	$(.01	)(1)	$.10	$(.05	)(1)

(1)	Share amounts and per share data have been restated to reflect a 20% stock dividend, effected on March 6, 2007 for each share of common stock outstanding at March 31, 2006.

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) TO DECEMBER 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During Development Stage	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance – July 8, 2005 (Inception)	$—	$—	$—	$—	—	$—	$—
Issuance of stock to initial stockholders	4,500,000	450	24,550	—	—	—	25,000
Amortization of stock based Compensation	—	—	32,062	—	—	—	32,062
Net loss from July 8, 2005 (inception) to March 31, 2006	—	—	—	(56,249)	—	—	(56,249)
Balance – March 31, 2006	4,500,000	450	56,612	(56,249)	—	—	813
Treasury stock	—	—	180	—	1,800,000	(180)	—
Amortization of stock based compensation	—	—	99,950	—	—	—	99,950
Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $5,029,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	—	—	—	81,370,447
Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	—	—	—	12,376,800
Proceeds subject to possible conversion of 2,483,999 shares	—	(248)	(19,323,504)	—	—	—	(19,323,752)
Proceeds from issuance of options	—	—	100	—	—	—	100
Proceeds from private sale of warrants	—	—	2,700,000	—	—	—	2,700,000
Net loss for the year ended March 31, 2007	—	—	—	(26,249)	—	—	(26,249)
Balance – March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109
Amortization of stock based compensation	—	—	62,532	—	—	—	62,532
Accretion of trust account relating to common stock subject to possible conversion			(49,959)				(49,959)
Net income for the nine months ended December 31, 2007	—	—	—	1,358,747	—	—	1,358,747
Balance – December 31, 2007 (UNAUDITED)	$16,920,000	$1,444	$77,291,916	$1,276,249	1,800,000	$(180)	$78,569,429

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31, 2007	For the nine months ended December 31, 2006	For the period from July 8, 2005 (inception) through December 31, 2007
Cash Flows from Operating Activities
Net income (loss)	$1,358,747	$(138,054)	$1,276,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	62,532	79,106	194,544
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	40,215	—	(9,437)
(Decrease) increase in accrued expenses	(179,570)	9,990	(143,493)
Increase in income taxes payable	1,177,425	—	1,187,263
Net Cash PROVIDED BY (Used in) Operating Activities	2,459,349	(48,958)	2,505,126
Cash Flows from INVESTING Activities
Cash held in trust account – restricted	(249,796)	—	(96,868,596)
Cash held in trust account – interest available for working capital and income taxes	(996,085)	—	(1,179,884)
Net Cash Used in INVESTING Activities	(1,245,881)	—	(98,048,480)
Cash Flows from Financing Activities
Proceeds from notes payable – stockholders	—	85,000	300,000
Proceeds from sale of warrants	—	—	2,700,000
Repayment of notes payable – stockholders	—		(300,000)
Proceeds from sale of option	—	—	100
Proceeds from issuance of stock to initial Stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	86,400,000
Payment of offering costs from initial public offering	—	(55,000)	(4,731,385)
Gross proceeds from over-allotment	—	—	12,960,000
Payment of offering costs from over-allotment	—	—	(583,200)
Net Cash Provided BY Financing Activities	—	30,000	96,770,515
Net Increase (Decrease) IN CASH	1,213,468	(18,958)	1,227,161
Cash – Beginning of period	13,693	23,711	—
Cash – End of period	$1,227,161	$4,753	$1,227,161
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$47,224	$—	$47,224
Supplemental Disclosures of Non-Cash Transactions:
Transfer of shares from directors to Hearst Corporation for purchase commitment:
Deferred offering costs	$—	$2,264,987	$2,264,987
Additional paid-in-capital	—	(2,264,987)	(2,264,987)
Accrual of offering costs:
Offering costs	—	25,000	298,168
Accrued expenses payable	—	(25,000)	(298,168)

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Interim Financial Information, Organization and Business Operations

These unaudited condensed financial statements as of December 31, 2007, for the three and nine months ended December 31, 2007 and 2006, and for the period from July 8, 2005 (inception) to December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In addition, the March 31, 2007 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2007 included in Media & Entertainment Holdings, Inc.’s (the ‘‘Company’’) Form 10-K for the fiscal year ended March 31, 2007, filed on June 29, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the March 31, 2007 financial statements, except for the adoption of FIN 48 which is discussed herein.

The Company was incorporated in the State of Delaware on July 8, 2005 as a blank check company whose objective is to acquire an operating business in the entertainment, media and communications industries. The Company has selected March 31 as its fiscal year-end.

All activity from July 8, 2005 (inception) through March 14, 2007 relates to the Company’s formation and the initial public offering (‘‘the Offering’’) described below. Since March 15, 2007, the Company has been searching for a target business to acquire.

The registration statement for the Company’s Offering was declared effective March 9, 2007. The Company consummated the Offering on March 14, 2007 and received net proceeds of $81,370,447 from the Offering (Note 2). Simultaneous with the closing, the Company sold 2,700,000 warrants in a private sale to its four officers, one of their affiliates and The Hearst Corporation (the ‘‘existing stockholders’’) for $2,700,000, of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in an interest-bearing trust account (‘‘Trust Account’’). An amount of $84,242,000 from the net proceeds of the Offering and the warrants is being held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit and received net proceeds of $12,376,800.

The Offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000, excluding the proceeds from the Offering of the 2,700,000 warrants on a private basis to the existing stockholders. The aggregate net proceeds of the Offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the existing stockholders of $96,618,800 were placed in the Trust Account. In addition, the underwriters of the Offering agreed to defer payment of a portion of the underwriting discount equal to 2.5% of the gross proceeds, or $2,484,000, and the full amount of their non-accountable expense allowance, or $864,000. These

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Interim Financial Information, Organization and Business Operations   (continued)

deferred amounts will be held in the trust and not released until the earlier to occur of (i) the completion of the Company’s initial business combination (‘‘Business Combination’’) or (ii) the Company’s liquidation, in which case such proceeds will be distributed to the public stockholders (‘‘Public Stockholders’’), together with all other funds held in the Trust Account.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund a portion of its working capital requirements. Through December 31, 2007, interest of $3,276,464 has been earned in the Trust Account of which the maximum of $1,800,000 has been released to us. The Company has $1,179,884 of interest available for the payment of income taxes which has been classified as cash held in trust account, dividend and interest available for working capital and income taxes on the unaudited interim condensed balance sheet.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote all of their shares of common stock, whether acquired prior to, in or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders (but not the Initial Stockholders) owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (September 14, 2008), the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering (September 14, 2008), the Company will abandon its plan of dissolution and distribution that had been submitted to its stockholders and will instead seek the consummation of that Business Combination. If, following the execution of such letter of intent, agreement in principle or definitive

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Interim Financial Information, Organization and Business Operations   (continued)

agreement, a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18- and 24-month deadlines, the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share. The Company’s Initial Stockholders, including purchasers in the private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering. There will be no distribution from the Trust Account with respect to the Company’s existing stockholders’ warrants, which will expire worthless.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (20% less one share of the amount held in the Trust Account), amounting to $19,373,711 and $19,323,752 inclusive of interest, has been classified as common stock subject to possible conversion in the accompanying December 31, 2007 (unaudited) and March 31, 2007 condensed balance sheets, respectively.

Income (Loss) Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, ‘‘Earnings Per Share’’. In accordance with SFAS No. 128, earnings per common share amounts (‘‘Basic EPS’’) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,483,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (‘‘Diluted EPS’’), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 16,500,000 and 300,000 outstanding Options and Warrants issued in connection with the Public Offering and the Private Placement for the three and nine months ended December 31, 2007 and for the three and nine months ended December 31, 2006, respectively, described in Note 2 has not been considered in the diluted earnings per share calculation since the conversion of the outstanding Options and Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS No. 128.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Interim Financial Information, Organization and Business Operations   (continued)

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

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure asset and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the expected effect of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact this standard will have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

Going Concern and Management’s Plan and Intentions:

As of December 31, 2007, excluding Cash held in the Trust Account – restricted of $96,868,596, the Company had working capital of $1,074,544. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on its money not held in the Trust Account. These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to September 14, 2008. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — Initial Public Offering

On March 9, 2007, the Company sold 10,800,000 units (‘‘Unit’’) in the Offering at $8.00 per Unit. The Company received gross proceeds of $86,400,000 and incurred offering costs of $5,029,553 (netting $81,370,447) in connection with the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (‘‘Warrant’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date, or March 9, 2008, of the Initial Public Offering and expiring four years from the effective date of the Initial Public Offering, or March 9, 2011. The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representatives of the underwriters in the Offering (‘‘Representative’’), to purchase 540,000 Units. The Units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the Warrants underlying this option entitles the holder to purchase one share of Common Stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus and expiring five years from the date of the prospectus.

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

NOTE 2 — Initial Public Offering   (continued)

On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit. An additional amount of $12,376,800 (net of a portion of the underwriters’ discount of $583,200) was placed in the Company’s Trust Account.

The Company entered into an agreement with the underwriters of the Offering (the ‘‘Underwriting Agreement’’). Under the terms of the underwriting agreement, the Company paid an underwriting discount of 4.5% ($3,888,000) of the gross proceeds in connection with the consummation of the Offering and has placed 2.5% ($2,160,000) of the gross proceeds in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination. Additionally, the Company has placed $864,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination. The Company did not pay any discount related to the Warrants sold in the private placement. The Underwriters have waived their rights to receive payments from the Trust Account of $2,160,000 of underwriting discounts and $864,000 of expense reimbursements, which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination.

NOTE 3 — Stock Based Compensation

Effective March 31, 2006, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment,’’ which requires the measurement and recognition of compensation cost at the fair value for all share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.

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

This modification resulted in no additional compensation expense since the fair value of the original award at the modification date exceeded the fair value of the modified award. In accordance with FAS 123(R) the Company will continue to amortize the cost of the stock compensation represented by the options through the original vesting period, August 2008. Since the vesting conditions changed from probable to improbable (Type II modification per FAS 123(R) and management believes that the modified vesting terms is not probable of achievement; however, it continues to believe that the original vesting schedule is probable. The amortization of the stock compensation was, which is reflected in formation and operating costs, $62,532, $79,106 and $194,544 for the nine months ended December 31, 2007, nine months ended December 31, 2006, and the period from July 8, 2005 (inception) through December 31, 2007, respectively.

On April 25, 2006, the Company granted two additional members of the Company’s Board of Directors options to acquire 100,000 shares each of the Company’s common stock at an exercise price

NOTE 3 — Stock Based Compensation   (continued)

of $8.00 per share, with one third vesting upon the consummation of the Company’s initial business combination, and the remaining two thirds vesting on the first and second anniversaries of that date, provided that such individual remains a director of the Company at such time.

The Company intends to account for the fair value of these options as an expense of operations beginning upon the first vesting period upon consummation of the Company’s initial business combination resulting in a charge directly to formation and operating costs. The Company estimates that the fair value of these options is approximately $656,268 ($3.28) per share underlying such option) using a Black-Scholes option-pricing model.

Since the strike price of the outstanding options and warrants was greater than the market price of the stock, there is no intrinsic value to the options or warrants.

There were no stock options granted during the nine months ended December 31, 2007.

NOTE 4 — Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). There were no unrecognized tax benefits as of April 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company has identified its federal tax return and its state and city tax returns in New York as ‘‘major’’ tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2006 and 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 1, 2007. There was no change to this balance at December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

At December 31, 2007 and 2006, the Company has a deferred tax asset of approximately $89,000 and $51,000, respectively, which consists primarily of a temporary difference relating to stock based compensation. Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is ‘‘more likely than not’’ that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

NOTE 4 — Income Taxes   (continued)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the nine months ended December 31, 2007	For the nine months ended December 31, 2006	For the Period from July 8, 2005 (Inception) Through December 31, 2007
Tax provision at statutory rate	34%	(34%)	34%
State and local taxes (net of federal tax benefit)	12%	—%	12%
Change in valuation allowance for net Deferred tax assets	1%	34%	3%
	47%	—%	49%

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company organized under the laws of the State of Delaware on July 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business limited to the entertainment, media and communications industries. On March 14, 2007, the Company completed its initial public offering of 10,800,000 units (which consist of one share of our common stock and one redeemable common stock purchase warrant) at a price of $8.00 per unit. The Company received total net proceeds of $81,370,447 from its initial public offering, taking into account $5,029,553 of underwriting fees and other offering expenses. Simultaneously with the consummation of the initial public offering, the Company privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the ‘‘existing stockholders’’) and one of their affiliates, Transmedia Corporation at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000.

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

The aggregate net proceeds of the initial public offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the Company’s existing stockholders of $96,618,800 were placed in a trust account (the ‘‘trust account’’).

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

Results of Operations

For the nine months ended December 31, 2007, we had a net income of $1,358,747, after provision for income taxes of $1,224,649, as compared to the prior year’s period net loss of $138,054, after provision for income taxes of $0. The difference is primarily due to the interest earned $3,109,799 on the proceeds from the initial public offering as compared to no interest income in the prior year’s period. For the nine months December 31, 2006, the Company had a net loss of $138,054 consisting of costs associated with formation and general administrative expenses. During the nine months December 31, 2007 we incurred expenses related to the Company’s filing requirements as a public entity of $325,706, costs of searching for an acquisition target of $87,774, stock based compensation of $62,532, as well as general and administrative expenses of $50,391, aggregating $526,403.

For the three months ended December 31, 2007, we had net income of $426,824, after provision for income taxes of $369,901, as compared to the prior year’s period net loss of $27,687, after provision for income taxes of $0. The difference was primarily due to the interest earned of $952,081 on the proceeds from the initial public offering as compared to no interest income in the prior year’s period. For the three months ended December 31, 2006, the Company incurred $27,687 of costs associated with formation and general and administrative expenses. During the three months ended December 31, 2007, we incurred expenses related to the filing requirements as a public entity of $55,591, costs of searching for an acquisition target of $64,902, stock based compensation of $20,844 as well as general and administrative expenses of $14,019, aggregating $155,356.

Net income from July 8, 2005 (inception) through December 31, 2007 was $1,276,249, after a provision for income taxes of $1,234,487. This was due to the interest earned of $3,293,598 on the proceeds from the initial public offering offset by the stock based compensation of $194,544, expenses related to the filing requirements as a public entity of $418,134, costs of searching for an acquisition target of $115,953, as well as general and administrative expenses of $54,231, aggregating, $782,862.

The Company’s entire activity from July 8, 2005 (inception) through March 14, 2007 had been to prepare for our initial public offering, and from March 15, 2007 through December 31, 2007 our entire activity has been to identify an acquisition candidate.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the condensed financial statements contained herein and Note 1 of the Company’s Form 10-K for the fiscal year ended March 31, 2007, which was filed on June 29, 2007, which is referenced herewith. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company’s significant accounting policies have remained unchanged from those used during its fiscal year ended March 31, 2007, except as related to FIN 48 as described in Note 4 of the condensed financial statements contained herein.

Liquidity and Capital Resources

$96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in the trust account, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,800,000 which we have received as of December 31, 2007) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust accounts are returned to them.

We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. At December 31, 2007, we had cash outside of the trust account of $1,227,161, other current assets of $9,437 and total liabilities of $1,341,938 which includes taxes payable of $1,187,263 which can be funded from interest earned on the trust account in addition to the $1,800,000 available for working capital. Our working capital (excluding investments held in the trust account – restricted and including investments held in the trust account available for income taxes and working capital) amounted to $1,074,544. The Company has $1,179,884 of interest available for the payment of income taxes which has been classified as cash held in trust account, dividend and interest available for working capital and income taxes on the unaudited interim condensed balance sheet.

Given our limited sources of working capital and income there exists the possibility that we will not have sufficient capital to sustain us until a business combination can be consummated. In addition there can be no assurance that the Company will enter into a business combination and would therefore need to liquidate as described below. These factors raise substantial doubt as to our ability to continue as a going concern.

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

As of December 31, 2007, we had total cash of $99,275,641, of which $96,868,596 is restricted cash held in the trust account. Until the initial public offering, our only source of liquidity was loans made by our four members of management. Those loans were all repaid out of the proceeds of the initial public offering. Our other liabilities are all relate to costs associated with our initial public offering, income taxes due, and other administrative items.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested in only U.S. ‘‘government securities’’ defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(CONTINUED)

The Company was investing at an effective annual interest rate of approximately 3.23% as of December 31, 2007. If the effective interest rate were to decrease by 100 basis points, the Company’s potential earnings would drop approximately $83,000 per month.

The Company was not engaged in any hedging transactions as of December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:    OTHER INFORMATION

Not applicable.

ITEM 6:    EXHIBITS

(a)	Exhibits:

31.1 —	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2008

MEDIA & ENTERTAINMENT HOLDINGS, INC.
By:	/s/ Herbert A. Granath
Herbert A Granath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Robert C. Clauser, Jr.
Robert C. Clauser, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)