Form 10-K
period 2008-03-31
Media & Entertainment Holdings, Inc.
filed 2008-06-16
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2008
COMMISSION FILE NUMBER 001-33343

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-3178730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue Suite 1000 New York, New York	10169 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 551-1498

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	the Securities are Registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant Common Stock included in the Units Warrants included in the Units	American Stock Exchange American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Issuer’s Revenues for the fiscal period ended March 31, 2008 were $0.
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 11, 2008, as reported on the American Stock Exchange, was approximately $95,871,960.
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Each Class	at June 11, 2008
Common Stock, $0.0001 par value	15,120,000
Documents Incorporated By Reference
None.

i

BACK

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

BACK

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

We received total net proceeds of $81,420,447 from our initial public offering, taking into account $4,979,533 of underwriting fees and other offering expenses.  Simultaneously with the consummation of the initial public offering, we privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the “existing stockholders”) and one of their affiliates, Transmedia Corporation, at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was used to pay off notes to our officers and the remaining $2,400,000 was deposited in a trust account at JPMorganChase NY Bank, maintained by Continental Stock Transfer & Trust Company.

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

BACK

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

BACK

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

BACK

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

BACK

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

BACK

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

BACK

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our existing stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our existing stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired before, during or after our initial public offering. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial

BACK

public offering. The per-share conversion price as of March 31, 2008 would be approximately $7.86, or $0.14 less than the per-unit offering price of $8.00. Because the per-share conversion price is approximately $7.86 per share upon liquidation, plus any interest (excluding up to $1,800,000 of interest earned on the monies in the trust account used by us as working capital), which is less than the $8.00 per-unit offering price and may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 19.99% of the public stockholders may exercise their conversion rights and a business combination will still go forward.

Liquidation if no business combination

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to July 14, 2008 (16 months from March 14, 2007, the date of our initial public offering), which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the Securities and Exchange Commission (the “SEC”) seeking stockholder approval for such plan, as described below. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to September 14, 2008 (18 months from March 14, 2007, the date of our initial public offering), we will abandon our plan of dissolution and distribution that had been submitted to our stockholders and will instead seek the consummation of that business combination. If, following the extent of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to January 14, 2009 (22 months from March 14, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account (including the amount representing the $2,484,000 deferred portion of the underwriters’ fees and the $864,000 deferred representatives’ non-accountable expense allowance, plus any interest), net of taxes payable. We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date. Our existing stockholders, including purchasers in our private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to our existing stockholders’ warrants, which will expire worthless. We will pay the costs of liquidation from our working capital of up to $1,800,000 funded from interest on monies held in the trust account. If such funds are insufficient, our officers will pay the funds necessary to complete such liquidation. Our

BACK

officers have provided, through our counsel, our independent directors with summary aggregate net worth information showing reasonably sufficient assets with which they could meet their respective obligations to complete such liquidation, if it should become necessary.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, the per-share liquidation price as of March 31, 2008 would be $7.86, or $0.14 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, based on fraudulent inducement, breach of fiduciary responsibility or similar claims, which would have higher priority than the claims of our public stockholders, in which case our public stockholders would receive less than $7.86 per unit upon exercise of their conversion rights. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. In addition, it is board policy that our board of directors must approve our entering into any contract with a third party who refused to waive such claims.  Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Messrs. Granath, Seslowsky, Clauser and Maggin have each agreed, pursuant to a letter agreement with us and the representatives, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or third parties that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. Our officers have provided, through our counsel, our independent directors with summary aggregate net worth information showing reasonably sufficient assets with which they could meet their respective obligations, if it should become necessary. In addition, our board of directors, a majority of which are independent directors, would have a fiduciary obligation to our stockholders to bring a claim against Messers. Granath, Seslowsky, Clauser and Maggin to enforce their liability obligation. None of these four individuals will be personally liable to pay any of our debts and obligations except as provided above. Accordingly, the actual per-share liquidation price could be less than $7.86 due to claims of creditors.

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

BACK

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.86 per share.

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

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. If

BACK

no proxy statement seeking the approval of our stockholders for a business combination has been filed on or before January 14, 2009 (22 months from March 14, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

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

BACK

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

BACK

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

BACK

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

We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We are currently in the process of identifying and evaluating prospective target businesses, however, we may be unable to complete a business acquisition.  As described in this Annual Report on Form 10-K, we will not generate any operating revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that a business combination will occur.  If we spend all of the proceeds from our initial public offering not held in trust and interest income earned up to $1,800,000 on the balance of the trust account that may be released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.  Through June 10, 2008, we spent $780,605 of the amount not held in trust and $747,148 of interest income earned in the trust account.

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

BACK

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

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to July 14, 2008 (16 months from March 14, 2007, the date of our initial public offering), which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to September 14, 2008 (18 months from March 14, 2007, the date of our initial public offering), we will abandon our plan of dissolution and distribution that had been submitted to our stockholders and will instead seek the consummation of that business combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to January 14, 2009 (22 months from March 14, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 16 and 22-month deadlines would proceed in approximately the following manner:

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

BACK

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

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive approximately $7.86 per share, which is less than the $8.00 per unit offering price, upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination within the required time frame and are forced to liquidate our assets, the per-share liquidation distribution will be approximately $7.86, which is less than the $8.00 per unit offering price, because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than approximately $7.86 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust may be subject to claims which would take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our

BACK

public stockholders, Messrs. Granath, Seslowsky, Clauser and Maggin have each agreed, pursuant to written agreements with us and the representatives of the underwriters, that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of third parties that are owed money by us for services rendered or contracted for or products sold to us. Messrs. Granath, Seslowsky, Clauser and Maggin are aware of their indemnification obligation in the event of a claim on the trust account. They have provided, through our counsel, our independent directors with summary aggregate net worth information showing reasonably sufficient assets with which they could meet their respective obligations to indemnify the trust, if it should become necessary. In addition, our board of directors, a majority of which are independent directors, would have a fiduciary obligation to our stockholders to bring a claim against Messers. Granath, Seslowsky, Clauser and Maggin to enforce their liability obligation. However, we cannot assure you that the per-share distribution from the trust account will not be less than $7.86 due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.86 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to September 14, 2008 (16 months from March 14, 2007, the date of our initial public offering), which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to September 14, 2008 (18 months from March 14, 2007, the date of our initial public offering), we will abandon our plan of dissolution and distribution that had been submitted to our stockholders and will instead seek the consummation of that business combination. If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to March 14, 2009 (22 months from March 14, 2007, the date of our initial public offering), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

BACK

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

BACK

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

BACK

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

BACK

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

At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our existing stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Because the per-share conversion price is approximately $7.86 per share upon liquidation, which may be less than the $8.00 per-unit offering price and may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. A public stockholder must both vote against such business combination and then exercise such holder’s conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

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

BACK

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

BACK

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

BACK

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

BACK

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

BACK

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

BACK

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

BACK

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

BACK

ITEM 2.  Properties

We currently maintain our virtual executive offices at 230 Park Avenue, Suite 1000, New York, New York 10169.  The cost for the office services is $300 per month.  We consider our current virtual office space adequate for our current operations.

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

The following table sets forth, for the periods indicated, the high and low closing sales prices of our units and common stock as reported on the American Stock Exchange.  Prior to March 9, 2007, there was no established trading market for our securities.

Quarter Ended	Units		Common Stock
	High	Low	High	Low
Fourth Quarter of Year ended March 31, 2007 (from March 9, 2007)[1]	$ 8.47	$ 8.18	$ -	$ -
First Quarter of Year ended March 31, 2008[2]	$ 8.52	$ 8.00	$ 7.50	$ 7.21
Second Quarter of Year ended March 31, 2008	$ 8.60	$ 7.95	$ 7.60	$ 7.33
Third Quarter of Year ended March 31, 2008	$ 8.45	$ 8.03	$ 7.52	$ 7.36
Fourth Quarter of Year ended March 31, 2008	$ 8.15	$ 7.65	$ 7.50	$ 7.37
1 The common stock did not begin trading separately from the warrants until April 2, 2007.
2 The figures for our common stock are for the period April 2, 2007 through March 31, 2008.

BACK

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock from April 2, 2007 (the date on which the common stock began trading separately from the warrants) through March 31, 2008 with the total return on the Russell 2000 Index and the AMEX Media (Communications) Index.  The comparison assumes $100 was invested in the Company’s common stock on April 2, 2007 and in each of the foregoing indices, including reinvestment of dividends.  The closing price of Media & Entertainment Holdings, Inc.’s common stock on April 2, 2007 was $7.23.

Relative Stock Performance

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

In connection with our offering and the exercise of the over-allotment option, we incurred a total of $4,471,200 in underwriting discounts and $1,091,533 for costs and expenses related to the offering.  The underwriters have agreed to defer $2,484,000 of the underwriting discount (equal to 2.5% of the gross proceeds of the offering).  In addition, the full amount of the non-accountable expense allowance payable to the representatives of the underwriters equal to 1% of the gross offering proceeds (excluding the over-allotment option), or $864,000, is also deferred.  These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation.  In addition, the trust account holds the deferred portion of the underwriting discount and

BACK

non-accountable expense allowance and the proceeds from the sale of the warrants on a private placement basis.  In total, we deposited $96,618,800 in the trust account.

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

Holders of Common Equity

On June 10, 2008, there were approximately one (1) holder of record of our units, approximately eight (8) holders of record of our warrants and approximately eight (8) holders of record of our common stock.  Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

The following table provides information as of March 31, 2008, with respect to the shares of common stock that may be issued pursuant to outstanding stock options:

BACK

Equity Compensation Plan Information
	Number of Shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plan Category
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	300,000	$8.00	0
Total	300,000	$8.00	0

ITEM 6.  Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements which are included in this report.

Income Statement Data:	For the year ended March 31, 2008	For the year ended March 31, 2007	For the Period from July 8, 2005 (Inception) Through March 31, 2006	For the Period from July 8, 2005 (Inception) Through March 31, 2008
Operating loss	$(803,517)	$(200,210)	$(56,249)	$ (1,059,976)
Interest income	$3,865,426	$ 183,799	$ 0	$ 4,049,225
Net income (loss)	$1,973,560	$(26,249)	$ (56,249)	$ 1,891,062
Basic and diluted net income (loss) per share	$ .14	$ (.01)	$ .01
Weighted average shares outstanding – Basic and diluted	12,636,001	3,509,408	4,500,000

Balance Sheet Data:	As of March 31, 2008
Working capital	$ 1,028,548
Total assets	$99,833,551
Total liabilities	$ 1,204,753
Value of common stock which may be redeemed for cash ($7.86 per share)	$19,520,042
Stockholders’ Equity	$79,108,756

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed under the laws of the State of Delaware on July 8, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an

BACK

operating business in the entertainment, media and communications industries.  We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On March 14, 2007, we completed our initial public offering of 10,800,000 units at $8.00 per unit. Simultaneously with the consummation of the initial public offering we sold an aggregate of 2,700,000 warrants to certain existing shareholders (Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation) and one of their affiliates, Transmedia Corporation, at a price of $1.00 per warrant, for an aggregate price of $2,700,000. On March 23, 2007, we sold an additional aggregate 1,620,000 units pursuant to the underwriters’ over-allotment option of the initial public offering.  The total gross proceeds from the initial public offering, excluding the warrants sold on a private placement basis but including the over-allotment, amounted to $99,360,000.  After the payment of offering expenses, the net proceeds to us amounted to $93,797,247. Each unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant.  Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of the completion of an initial business combination or one year from the effective date of the initial public offering (March 9, 2008) and expiring four years from the effective date of the initial public offering (March 9, 2011).  The warrants will be redeemable by us, at a price of $.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

BACK

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

For the period from July 8, 2005 (inception) to March 31, 2006, we had a net loss of $56,249 consisting of $56,249 of general, selling and administrative expense.  The main components of the $56,249 of general, selling and administrative expenses included approximately $32,000 of stock compensation expense relating to the stock options granted to our independent directors, approximately $16,000 of travel expense, approximately $5,000 of accounting fees, and approximately $2,000 of printing and reproduction expense.

For the year ended March 31, 2007, we had a net loss of $26,249 consisting of approximately $184,000 of interest income on the trust fund offset by approximately $200,000 of general, selling and administrative expense.  The main components of the $200,000 of general, selling and administrative expenses included approximately $100,000 of stock compensation expense relating to the stock options granted to our independent directors, approximately $85,000 for professional fees, approximately $11,000 of travel expenses, and approximately $3,000 of directors and officers’ liability insurance.

For the year ended March 31, 2008, we had net income (loss) of $1,973,560 consisting of approximately $3,865,426 of interest income on the trust fund offset by approximately $803,517 of general, selling and administrative expense.  The main components of the $803,517 of general, selling and administrative expenses included approximately $83,000 of stock compensation expense relating to the stock options granted to our independent directors, approximately $400,000 for professional fees, approximately $50,000 of travel expenses, and approximately $50,000 of directors and officers’ liability insurance.

Interest income in fiscal 2007 was earned on the net proceeds from our initial public offering which was placed in a trust account.

Interest income in fiscal 2008 was earned on the net proceeds from our initial public offering which was placed in a trust account.

General, selling and administrative expense incurred in fiscal 2007 was approximately $143,000 higher than general, selling and administrative expenses during fiscal 2006.  This increase was partially attributable to a full 12 month period of operations during 2007, as compared to approximately only 9 months during 2006. The Company incurred stock compensation expense relating to the stock options granted to our independent directors of approximately $67,000 more in fiscal 2007 as well as approximately $80,000 more in professional fees associated with the various SEC filings necessary due to our initial public offering.

General, selling and administrative expense incurred in fiscal 2008 was approximately $600,000 higher than general, selling and administrative expenses during fiscal 2007.  This increase was partially

BACK

attributable to large increases in travel, insurance, professional fees, and Delaware franchise tax.  The Company incurred stock compensation expense relating to the stock options granted to our independent directors of approximately $16,000 less in fiscal 2008 as well as approximately $310,000 more in professional fees associated with the various SEC filings necessary following our initial public offering.

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

We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination.  To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business.  At March 31, 2008, we had cash outside of the trust fund of $1,107,519 and other current assets of $1,125,782 and total liabilities of $1,204,753.  Our working capital amounted to $1,028,548.

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

Recently Issued Accounting Pronouncements and Their Effect on the Company’s Financial Statements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure asset and liabilities. SFAS 157 is effective beginning the first fiscal year that begins

BACK

after November 15, 2007. The Company is currently evaluating the potential effect that the adoption of SFAS 157 will have on its financial statements.

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the potential effect that the adoption of FSP 157-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the potential effect that the adoption of SFAS 159 will have on its financial statements.

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (‘‘SFAS 141(R)’’). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential effect that the adoption of SFAS 160 will have on its financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience

BACK

to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 has not had an effect on its financial statements.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential effect that the adoption of FAS 140-3 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.  The company is currently evaluating the potential effect that the adoption of SFAS 161 will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

ITEM 8.  Financial Statements and Supplementary Data

The financial statements are included in this annual report on Form 10-K as pages F-1 through F-24.

BACK

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective.  During the annual period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BACK

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of March 31, 2008 based on those criteria issued by COSO.

The Company’s independent registered public accounting firm, Marcum & Kliegman LLP, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  Their report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Audit Committee of the
Board of Directors and Shareholders
of Media & Entertainment Holdings, Inc.

We have audited Media & Entertainment Holdings, Inc. (the "Company") internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material

BACK

respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Media & Entertainment Holdings, Inc. maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of March 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the periods from July 8, 2005 (inception) to March 31, 2006 and from July 8, 2005 (inception) to March 31, 2008 of the Company and our report dated June 16, 2008 includes and explanatory paragraph as to Media & Entertainment Holdings, Inc. ability to continue as a going concern on those financial statements.

/s/ Marcum & Kliegman llp
Marcum & Kliegman llp
Melville, New York
June 16, 2008

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

BACK

Name	Age	Position
Herbert A. Granath	78	Chairman of the Board and Chief Executive Officer
Harvey M. Seslowsky	66	President, Chief Operating Officer and Director
Robert C. Clauser, Jr	41	Executive Vice President, Chief Financial Officer and Assistant Secretary
Bruce Maggin	65	Executive Vice President, Secretary and Treasurer
Richard Weden	67	Director
Edward T. Reilly	60	Director
William A. Roskin	66	Director

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

Harvey M. Seslowsky has been our President and Chief Operating Officer and a Director of our company since August 2005. Since August 2003, Mr. Seslowsky has been the President of Transmedia Corporation, a private media consulting firm he founded which provides consulting services to a wide variety of clients, including Accenture Ltd., one of the world’s leading management consulting and technology services organizations. From October 2002 to August 2003, Mr. Seslowsky served as a consultant to Accenture Ltd. From October 2000 to September 2002, Mr. Seslowsky served as Executive Vice President of Worldwide Sales & Distribution for Blockbuster International Distribution, a division of Blockbuster Inc., a leading global provider of in-home rental and retail movie and game entertainment, and from February 1995 to October 2000, as Senior Vice President, National Sales, Partnership

BACK

Marketing & Licensing of Blockbuster, Inc. Mr. Seslowsky has been active as a Consultant/New Business Development since 1990, and served as President and a Director of Scat Hovercraft, Inc., a company engaged in the Hovercraft industry, from 1990 to 1991, as President and a Director of Media Merchandising Corporation, the publisher of The Video Source Book and maintainer of the world’s largest and most comprehensive data base on the home video business, from 1988 to 1990, and as President of Broadcast Information Bureau Inc., a trade book and magazine publisher, where he served as a consultant to over 50 television stations. Prior to that time, he served as an Account Executive of ABC Television Network. Mr. Seslowsky is also a director of the International Academy of Television Arts & Sciences (IATAS).

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

BACK

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

Edward T. Reilly has been a Director of our company since April 2006. Since 2001, Mr. Reilly has been the President and Chief Executive Officer of the American Management Association, International, the world’s leading not-for-profit, membership-based management development, research and publishing organization. Prior to that time, Mr. Reilly served as President and Chief Executive Officer of Big Flower Holdings, Inc. (now Vertis, Inc.), a leading provider of integrated marketing and advertising services. Prior to joining Big Flower Holdings, Mr. Reilly spent over 25 years with the broadcast and book publishing groups of The McGraw-Hill Companies, a publishing and communications company, and served in numerous capacities, including: Editor-in-Chief of the Accounting, Computing and Data Processing Department of Gregg Community College Division; Chief Financial Officer of the California Test Bureau; General Manager of the Instructo Corporation; Group Vice President for Europe, Africa and the Middle East; Group Vice President for McGraw-Hill Training Systems; and Executive Vice President in charge of McGraw-Hill International Book Company. In 1987, Mr. Reilly became the President of The McGraw-Hill Broadcasting Company, and during that time served on the boards of the Television Bureau of Advertising, the National Association of Broadcasters, and as Chairman of the Association for Maximum Service Television. He also served as a past Chairman of The Advertising Counsel, the world leader in public service advertising. Presently, Mr. Reilly serves on the following boards:   the USO Worldwide Board of Governors; the New York Society of Association Executives;  as Chairman of the United States chapter of the Royal Society of the Arts; AARP Services, Inc., a for-profit operating arm of The American Association of Retired Persons; as Fellow of the International Academy of Management; and as a member of the North American Advisory Board of the UCD Michael Smurfit School of Business in Dublin, Ireland.  Mr. Reilly was also a member of the Board of Directors of iVillage Inc., a leading Internet portal specializing in women’s issues, and was a member of its the Audit Committee and was Chairman of its Compensation Committee,

William A. Roskin has been a Director of our company since April 2006. Since September 2005, Mr. Roskin has served as a Senior Advisor to Viacom Inc., a diversified worldwide entertainment company. From November 2004 until September 2005, Mr. Roskin served as Executive Vice President, Human Resources and Administration of Viacom. Mr. Roskin joined Viacom in 1988 as Vice President of

BACK

Human Resources and Administration and was promoted to Senior Vice President in 1992, a position he held until his November 2004 promotion. Before joining Viacom, Mr. Roskin was the Senior Vice President of Human Resources at Coleco Industries, Inc., a manufacturer and distributor of children’s toys, from 1986 to 1988. Prior to that, Mr. Roskin spent ten years with Warner Communications Inc. (now known as Time Warner Inc.), a media and entertainment company, where he held several executive positions in labor relations, including Vice President of Industrial and Labor Relations. Since January 2005, Mr. Roskin has served on the board of directors of Ritz Interactive, Inc., an award winning, specialty online retailer and e-commerce provider that operates a network of websites offering high quality, branded lifestyle products. Since June 2006, Mr. Roskin has served on the board of directors of ION Media Networks, Inc., an owner and operator of 60 broadcast television stations.

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

BACK

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

BACK

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received, we believe that, during the fiscal year ended March 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered.  No compensation of any kind, including finders and consulting fees, will be paid to our

BACK

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

None.

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

BACK

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Herbert A. Granath(1)	594,000	3.9%
Harvey M. Seslowsky(1)	594,000	3.9%
Robert C. Clauser, Jr.(1)	594,000	3.9%
Bruce Maggin(1)	594,000	3.9%
Edward T. Reilly(2)	-0-(3)	*
Richard Weden(4)	-0-(3)	*
William A. Roskin(5)	12,000(3)	*
Azimuth Opportunity, Ltd.(6)	856,500	5.0%
Deutsche Bank AG(7)	991,209	6.55%
The Hearst Corporation(8)	1,286,500	8.5%
Fir Tree, Inc.(9)	1,336,500	8.8%
HBK Investments L.P.(10)	1,495,375	9.9%
All directors and executive officers as a group (7 individuals)	2,388,000	17.60%

____________________
*  Less than 1%.
1  The business address of each of such individuals is c/o Media & Entertainment Holdings, Inc., 230 Park Avenue, Suite 1000, New York, New York 10169.
2  The address of Mr. Reilly is 1601 Broadway, New York, New York 10019.
3  Does not include options to acquire an aggregate of 300,000 shares of our common stock (100,000 for each of Messrs. Reilly, Weden and Roskin) at an exercise price of $8.00 per share, with one third vesting upon the consummation of our initial business combination, and the remaining two thirds vesting on the first and second anniversaries of that date, provided that such individual remains a director of our company at such time.
4  The address of Mr. Weden is 5600 NE 6th Avenue, Miami, Florida 33137.
5  The address of Mr. Roskin is 150 East 69th Street, Apt. 20K, New York, New York 10021.
6  Based on a Schedule 13G filed on August 16, 2007 with the SEC on behalf of Azimuth Opportunity, LTD.  The address of Azimuth Opportunity, LTD is c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.
7  Based on a Schedule 13G filed on February 6, 2008 with the SEC on behalf of Deutsche Bank AG.  The address of Deutsch Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.
8  The address of The Hearst Corporation is 300 West 57th Street, New York, New York 10019; Attn:  Victor F. Ganzi, President and Chief Executive Officer.  The control person for The Hearst Corporation is The Hearst Family Trust, its sole shareholder. The Hearst Family Trust, a trust established under the will of William Randolph Hearst, is overseen by a 13-member board of testamentary trustees, five of whom are Hearst family members and eight of whom are current or retired Hearst Corporation executives. Based on publicly available information, the 13 trustees are: Anissa Boudjakdji Balson, Frank A. Bennack, Jr., John G. Conomikes, Richard E. Deems, Victor F. Ganzi, George R. Hearst, Jr., John R. Hearst, Jr., William R. Hearst III, Harvey L. Lipton, Gilbert C. Mauer, Mark F. Miller, Raymond J. Petersen and Virginia Hearst Randt.
9  Based on a Schedule 13G filed on February 14, 2008 with the SEC jointly on behalf of Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc.  The Schedule 13G indicates that Fir Tree, Inc. is the investment manager for each of Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. and has been granted investment discretion over portfolio investments, including the shares of the Company’s common stock owned by them.  The address of Fir Tree, Inc. and Sapling LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.  The address of Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.
10  Based on a Schedule 13G filed on February 7, 2008 with the SEC on behalf of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P.  The address of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., and HBK Management LLC is 300 Crescent Court, Suite 700, Dallas, Texas 75021.  The address of HBK Master Fund L.P. is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75021.

BACK

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

BACK

Director Independence

Our board of directors has determined that each of Mr. Weden, Mr. Reilly and Mr. Roskin are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.

ITEM 14.  Principal Accounting Fees and Services

The firm of Marcum & Kliegman LLP (“M&K”) acts as our independent registered public accounting firm.  The following is a summary of fees paid to M&K for services rendered:

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

The aggregate fees billed or expected to be billed for professional services rendered by M&K for the year ended March 31, 2008 for (a) the annual audit of our financial statements and (b) reviews of SEC filings amounted to approximately $101,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the fiscal year ended March 31, 2008 or 2007.

Tax Fees

During the fiscal year ended March 31, 2008 and March 31, 2007, M&K billed us $10,200 and $0, respectively, for tax compliance and advice.

All Other Fees

The Company did not receive products and services from M&K, other than those discussed above, for the fiscal year ended March 31, 2008 or 2007.

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

BACK

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

BACK

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

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BACK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Media & Entertainment Holdings, Inc.

We have audited the accompanying balance sheets of Media & Entertainment Holdings, Inc. (a development stage enterprise) (the “Company”) as of March 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the periods from July 8, 2005 (inception) through March 31, 2006 and from July 8, 2005 (inception) through March 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to September 14, 2008 or March 14, 2009 if certain criteria have been satisfied.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media & Entertainment Holdings, Inc. (a development stage enterprise), as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the periods from July 8, 2005 (inception) through March 31, 2006 and from July 8, 2005 (inception) through March 31, 2008 in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, June 16, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman llp
Marcum & Kliegman llp
Melville, New York
June 16, 2008

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

           BALANCE SHEETS

ASSETS
	March 31, 2008	March 31, 2007
CURRENT ASSETS
Cash	$1,107,519	$13,693
Cash held in trust account, interest available for working
capital and taxes	1,103,685	183,799
Prepaid expenses	22,097	49,652

TOTAL CURRENT ASSETS	2,233,301	247,144

OTHER ASSETS
Cash held in trust account, restricted	97,300,150	96,618,800
Tax refunds due to trust account	300,100	--

TOTAL OTHER ASSETS	97,600,250	96,618,800

TOTAL ASSETS	$99,833,551	$96,865,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$128,690	$334,245
Income taxes payable	1,076,063	9,838

TOTAL CURRENT LIABILITIES	1,204,753	344,083

Common stock - subject to possible conversion, 2,483,999 shares at conversion value	19,520,042	19,323,752

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) issued and outstanding	1,444	1,444
Additional paid-in capital	77,216,430	77,279,343
Income (deficit) accumulated during the development stage	1,891,062	(82,498)
	79,108,936	77,198,289
Less: Shares of common stock held in treasury, 1,800,000 shares	(180)	(180)
TOTAL STOCKHOLDERS’ EQUITY	79,108,756	77,198,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,833,551	$96,865,944

The accompanying notes are an integral part of these financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2008	For the year ended March 31,2007	For the period July 8, 2005 (inception) through March 31, 2006	For the period July 8, 2005 (inception) through March 31, 2008

Revenue	$--	$--	$--	$--

Formation and operating costs	803,517	200,210	56,249	1,059,976

Loss from operations	(803,517)	(200,210)	(56,249)	(1,059,976)

Interest income	3,865,426	183,799	--	4,049,225

Net income (loss) before Provision for income taxes	3,061,909	(16,411)	(56,249)	2,989,249

Provision for income taxes	1,088,349	9,838	--	1,098,187

Net income (loss)	1,973,560	(26,249)	(56,249)	1,891,062

Accretion of trust account relating to common stock subject to possible conversion	(196,290)	--	--	(196,290)

Net income (loss) attributable to other common stockholders	$1,777,270	$(26,249)	$(56,249)	$1,694,772

Weighted average shares outstanding	12,636,001	3,509,408	4,500,000

Basic and diluted net income (loss) per share	$.14	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Income (deficit) accumulated during development stage	Shares	Amount	Total stockholders’ equity

BALANCE - July 8, 2005 (inception)	--	$--	$--	$--	--	$--	$--
Issuance of stock to initial stockholders	4,500,000	450	24,550	--	--	--	25,000
Amortization of stock based compensation	--	--	32,062	--	--	--	32,062
Net loss from July 8, 2005 (inception) to March 31, 2006	--	--	--	(56,249)	--	--	(56,249)

BALANCE - March 31, 2006	4,500,000	450	56,612	(56,249)	--	--	813
Treasury stock	--	--	180	--	1,800,000	(180)	--
Amortization of stock based compensation	--	--	99,950	--	--	--	99,950
Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $4,979,533 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	--	--	--	81,370,447
Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	--	--	--	12,376,800
Proceeds subject to possible conversion of 2,483,999 shares	--	(248)	(19,323,504)	--	--	--	(19,323,752)
Proceeds from issuance of options	--	--	100	--	--	--	100
Proceeds from sale of warrants	--	--	2,700,000	--	--	--	2,700,000
Net loss for the year ended March 31, 2007	--	--	--	(26,249)	--	--	(26,249)

BALANCE - March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109
Amortization of stock based compensation	--	--	83,377	--	--	--	83,377
Reduction of Accrued Offering Costs	--	--	50,000	--	--	--	50,000
Accretion of trust account relating to common stock subject to possible conversion	--	--	(196,290)	--	--	--	(196,290)
Net income for the year ended March 31, 2008	--	--	--	1,973,560	--	--	1,973,560

BALANCE - March 31, 2008	16,920,000	$1,444	$77,216,430	$1,891,062	1,800,000	$(180)	$79,108,756

The accompanying notes are an integral part of these financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the period July 8, 2005 (inception) through March 31, 2006		For the period July 8, 2005 (inception) through March 31, 2008
Cash Flows From Operating Activities
Net income (loss)	$1,973,560	$(26,249)	$	(56,249)	$1,891,062
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	83,377	99,950		32,062	215,389
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	27,555	(49,652)		--	(22,097)
Increase in accrued expenses	8,060	36,077		--	44,137
(Increase) in prepaid taxes	(300,100)	--		--	(300,100)
Increase in income taxes payable	1,066,225	9,838		--	1,076,063
Net Cash Provided By (Used In) Operating Activities	2,858,677	69,964		(24,187)	2,904,454
Cash Flows From Investing Activities
Cash held in trust account- restricted	(681,350)	(96,618,800)		--	(97,300,150)
Cash held in trust account- interest available for working capital	(919,886)	(183,799)		--	(1,103,685)
Net Cash Used In Investing Activities	(1,601,236)	(96,802,599)		--	(98,403,835)
Cash Flows From Financing Activities
Proceeds from notes payable – stockholders	--	135,000		165,000	300,000
Proceeds from sale of warrants	--	2,700,000		--	2,700,000
Repayment of notes payable- stockholders	--	(300,000)		--	(300,000)
Proceeds form sale of option	--	100		--	100
Proceeds from issuance of stock to initial stockholders	--	--		25,000	25,000
Gross proceeds from initial public offering	--	86,400,000		--	86,400,000
Payment of offering costs from initial Public offering	(163,615)	(4,589,283)		(142,102)	(4,895,000)
Gross proceeds from over- allotment	--	12,960,000		--	12,960,000
Payment of offering costs from over- Allotment	--	(583,200)		--	(583,200)
Net Cash (Used) Provided By Financing Activities	(163,615)	96,722,617		47,898	96,606,900

Net Increase (Decrease) In Cash	1,093,826	(10,018)		23,711	1,107,519
Cash - Beginning	13,693	23,711		--	--
Cash – Ending	$1,107,519	$13,693		$23,711	$1,107,519
Supplemental Disclosures Of Non-Cash Transactions:
Accrual of offering costs:
Offering costs	(50,000)	298,168		--	84,553
Accrued expenses payable	50,000	(298,168)		--	(84,553)
Transfer of shares from directors to Hearst Corporation for purchase commitment:
Deferred offering costs	--	2,264,987		--	--
Additional paid-in-capital	--	(2,264,987)		--	--
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$322,224	$--		$--	$322,224

The accompanying notes are an integral part of these financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

                                                                                NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization and Business Operations

Media & Entertainment Holdings, Inc. (the “Company”) was incorporated in Delaware on July 8, 2005 as a blank check company whose objective is to acquire an operating business in the entertainment, media and communications industries.

All activity from July 8, 2005 through March 14, 2007 relates to the Company’s formation and the initial public offering described below.  Since March 15, 2007, the Company has been searching for a target company to acquire. The Company has selected March 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 9, 2007.  The Company consummated the offering on March 14, 2007 and received net proceeds of $81,420,447 from the Offering (Note 3).  Simultaneous with the closing, the Company sold 2,700,000 warrants in a private sale to its Initial Stockholders for $2,700,000 of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in the Trust Account.  An amount of $84,242,000 from the net proceeds of the offering and the warrants is being held in an interest-bearing trust account (“Trust Account”), until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.  Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On March 23, 2007, the Company completed the sale of an additional 1,620,000 units that were granted to the underwriters as an over-allotment option at a price of $8.00 per unit and received net proceeds of $12,376,800.

The Offering, including the exercise of the over-allotment option, generated total gross proceeds of $99,360,000, excluding the proceeds from the Offering of the 2,700,000 warrants sold on a private basis to the existing stockholders.  The aggregate net proceeds of the Offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the existing stockholders of $96,618,800 were placed in the Trust Account.  In addition, the underwriters of the Offering agreed to defer payment of a portion of the underwriting discount equal to 2.5% of the gross proceeds, or $2,484,000, and the full amount of their non-accountable expense allowance, or $864,000.  These deferred amounts will be held in the trust and not released until the earlier to occur of (i) the completion of the Company’s initial business combination (“Business Combination”) or (ii) the Company’s liquidation, in which case such proceeds will be distributed to the public stockholders (“Public Stockholders”), together with all other funds held in the Trust Account.

If there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants received in the Offering may

BACK

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) was to be released to the Company in monthly installments to fund a portion of its working capital requirements. As of March 31, 2008, the $1,800,000 had been released. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval.  In the event that stockholders (but not the Initial Stockholders) owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

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

BACK

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

The Company’s existing stockholders, including purchasers in the private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering.  There will be no distribution from the Trust Account with respect to the Company’s existing stockholders’ warrants, which will expire worthless.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20%, less the value of one share, of the amount held in the Trust Account) plus the accretion of the income related thereto, has been classified as common stock subject to possible conversion in the accompanying March 31, 2008 and 2007 balance sheets.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies

Going  Concern and Management's Plan and Intentions – As of March 31, 2008, excluding Cash held in the Trust Account – restricted of $97,300,150, the Company had working capital of $1,028,548. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on its money not held in the Trust Account. These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to September 14, 2008. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents – The Company considers all highly liquid money market instruments with maturities of three months or less at date of purchase to be cash equivalents.

Investments Held in Trust Account – The Company maintains its cash, held in the Trust Account, in treasury bills and are recorded at cost which approximates fair value.

Cash held in Trust Account-restricted – The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset.  A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets.  Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Concentrations of Credit Risk – SFAS No. 107, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk.  At March 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust.  The Company maintains its cash balances in two different financial institutions.  The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts.  At March 31, 2008, the uninsured balances in the bank brokerage accounts amounted to

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies, continued

$98,911,354.  Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

Fair Value of Financial Instruments – The carrying value of cash, investments held in the Trust Account, accounts payable and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Income Taxes – Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The provision for federal, state and local taxes, which are included in the accompanying statement of operations amounted to $1,088,349 and $9,838 for the years ended March 31, 2008 and 2007, respectively, $0 for the period July 8, 2005 (inception) to March 31, 2006, and $1,098,187 for the period July 8, 2005 (inception) to March 31, 2008.  The Company has recorded a $300,100 tax refund receivable which is due to the Trust Account.

Income (Loss) Per Share – The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS 128”), ‘‘Earnings Per Share’’. In accordance with SFAS No. 128, earnings per common share amounts (‘‘Basic EPS’’) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,483,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (‘‘Diluted EPS’’), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 16,500,000, 16,500,000 and 100,000 outstanding Options and Warrants issued in connection with the Public Offering and the Private Placement for the years ended March 31, 2008 and 2007 and for the period July 8, 2005 (inception) through March 31, 2006, respectively, described in Note 3 has not been considered in the diluted earnings per share calculation since the conversion of the outstanding Options and Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS No. 128.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies, continued

reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure asset and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential effect that the adoption of SFAS 157 will have on its financial statements.

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the potential effect that the adoption of FSP 157-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) ‘‘The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the potential effect that the adoption of SFAS 159 will have on its financial statements.

In December 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (‘‘SFAS 141(R)’’). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies, continued

or after December 15, 2008.  SFAS 141(R) will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential effect that the adoption of SFAS 160 will have on its financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 has not had an effect on its financial statements.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential effect that the adoption of FAS 140-3 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies, continued

entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.  The company is currently evaluating the potential effect that the adoption of SFAS 161 will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - Initial Public Offering

On March 9, 2007, the Company sold 10,800,000 units (“Unit”) in the Offering at $8.00 per Unit. The Company received gross proceeds of $86,400,000 and incurred offering costs of $4,979,533 (netting $81,420,447) in connection with the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Initial Public Offering and expiring four years from the effective date of the Initial Public Offering.  The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In connection with this Offering, the Company issued an option, for $100, to the representatives of the underwriters in the Offering (“Representative”), to purchase 540,000 Units. The Units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of Common Stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. In no event will the Company be required to net cash settle this option or the underlying warrants. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.  The Company estimates that the fair value of this option was approximately $1,869,815 ($3.46 per Unit) using a Black-

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Initial Public Offering, continued

Scholes option-pricing model.  The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions:  (1) expected volatility of 50.3%, (2) risk-free interest rate of 5.00% and (3) expected life of five years and a dividend rate of zero.  The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

BACK

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

NOTE 4 - Notes Payable, Stockholders

On August 25, 2005, four officers (the “Initial Stockholders”) advanced a total of $100,000 to the Company, on a non-interest bearing basis, for payment of Offering expenses.  The Company issued an aggregate of $100,000 of unsecured promissory notes which matured August 25, 2006 to the Initial Stockholders. On August 17, 2006, the notes were amended to extend their maturity date to January 25, 2007. On March 6, 2007, the notes were amended to extend their maturity date to July 25, 2007. On September 3, 2005, Transmedia Corporation, an affiliate of one of the Initial Stockholders, advanced $20,000 to the Company as additional working capital to cover additional offering expenses.  The note is non-interest bearing and matured on September 3, 2006.  On October 16, 2006, effective to

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Notes Payable, Stockholders, continued

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

NOTE 5 - Commitments

On March 22, 2007, the Company signed an agreement to utilize certain administrative, technological and secretarial services, as well as certain limited office space located in New York City for the period from April 1, 2007 through March 31, 2008. The Company has renewed this agreement through March 31, 2009. The Company has agreed to pay $300 per month for such services.

On March 4, 2008, the Company entered into a one year agreement for financial advisory services in connection with acquisition of a target. If the Company consummates a transaction during the term the fee will be equal to .5% of the consideration paid in connection with the acquisition.

NOTE 6 – Capital Transactions

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

On March 6, 2007 the Company declared a one share for each five shares outstanding stock dividend payable to all shareholders of record on November 30, 2006. All references in the

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – Capital Transactions, continued

accompanying financial statements to the number of common shares and per-share amounts have been retroactively restated to reflect the stock dividend. The Company is obligated to use their best efforts to register the resale of 2,700,000 of existing stockholders’ warrants and the shares of common stock underlying such warrants after the 90th day after the consummation of our initial business combination.

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

NOTE 7 - Stock Options and Stock Based Compensation

Effective March 31, 2006, the Company adopted (“SFAS No. 123(R)”), ‘‘Share-Based Payment,’’ which requires the measurement and recognition of compensation cost at the fair value for all share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Stock Options and Stock Based Compensation, continued

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

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Stock Options and Stock Based Compensation, continued

In accordance with FAS 123(R) the Company will continue to amortize the cost of the stock compensation represented by the options through the original vesting period, August 2008, since the vesting conditions changed from probable to improbable (Type II modification per FAS 123(R) ) and management believes that the modified vesting terms is not probable of achievement; but continues to believe that the original vesting schedule is probable.

The amortization of the stock compensation was, which is reflected in formation and operating costs, $83,377, $99,950, $32,062,  and $215,389 for the years ended March 31, 2008 and 2007, and the period from July 8, 2005 (inception) through March 31, 2006, and the period July 8, 2005 (inception) through March 31, 2008, respectively.

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

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Stock Options and Stock Based Compensation, continued

There were no stock options granted during the years ended March 31, 2008 and 2007.

NOTE 8 – Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). There were no unrecognized tax benefits as of April 1, 2007 and as of March 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company has identified its federal tax return and its New York State and City tax returns as ‘‘major’’ tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for fiscal tax years ended 2006, 2007, and 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. There were no unrecognized tax benefits as of March 31, 2008. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 1, 2007. There was no change to this balance at March 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

At March 31, 2008 and 2007, the Company has a deferred tax asset of approximately $85,000 and $45,000, respectively, which consists primarily of a temporary difference relating to stock based compensation. Based on the contingent nature of the exercise of the options and the uncertainty of the resulting tax benefit, a valuation allowance for all of the deferred tax asset was recorded in each period, respectively. Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Income Taxes, continued

ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is ‘‘more likely than not’’ that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

The provision for income tax consists of the following:

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the period from July 8, 2005 (inception) through March 31, 2006	For the period from July 8, 2005 (inception) through March 31, 2008

Current:
Federal	$1,087,949	$9,838	--	$1,097,787
State and Local	400	--	--	400
Deferred
Federal	(40,058)	(26,000)	(19,000)	(85,058)
State and Local	--	--	--	--
Adjustments to valuation allowance related to net deferred tax assets	40,058	26,000	19,000	85,058

Total provision for income taxes	$1,088,349	$9,838	$--	$1,098,187

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Income Taxes, continued

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the year ended March 31, 2008	For the year ended March 31, 2007		For the period from July 8, 2005 (inception) through March 31, 2006		For the period from July 8, 2005 (inception) through March 31, 2008
Tax provision at statutory rate	34%	(34%	)	(34%	)	34%

State and local taxes	--	--		--		--

Permanent difference for the effect of graduated tax rates	--	(63%	)	--		--

Change in valuation allowance for net deferred tax assets	1%	157%		34%		3%

	35%	60%		--%		37%

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2008 and 2007.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the year ended March 31, 2008:
	Quarter ended June 30, 2007	Quarter ended September 30 2007	Quarter ended December 31, 2007	Quarter ended March 31, 2008
Revenue	$--	$--	$--	$--
Loss from operations	(148,998)	(222,049)	(155,356)	(277,114)
Dividend and interest income	1,163,963	993,755	952,081	755,627
Income before provision for income taxes	1,014,965	771,706	796,725	478,513
Provision (benefit) for Income taxes	474,409	380,339	369,901	(136,300)
Net Income	540,556	391,367	426,824	614,813
Accretion of income	--	(104,835)	54,876	(146,331)
Net income attributable to common stockholders	$540,556	$286,532	$481,700	$468,482
Weighted average shares outstanding basic and diluted	15,120,000	12,636,001	12,636,001	12,636,001
Basic and diluted net income per share	$.04	$.02	$.04	$.04

Following is a summary of the quarterly results of operations for the year ended March 31, 2007:

	Quarter ended June 30, 2006	Quarter ended September 30 2006	Quarter ended December 31, 2006	Quarter ended March 31, 2007
Revenue	$--	$--	$--	$--
Loss from operations	(70,000)	(40,367)	(27,687)	(62,156)
Dividend and interest income	--	--	--	183,799
Income (loss)before provision for income taxes	(70,000)	(40,367)	(27,687)	121,643
Provision for income taxes	--	--	--	9,838
Net Income (loss)	(70,000)	(40,367)	(27,687)	111,805
Accretion of income	--	--	--	--
Net income (loss) attributable to common stockholders	$(70,000)	$(40,367)	$(27,687)	$111,805
Weighted average shares outstanding basic and diluted	3,634,615	2,700,000	2,700,000	3,509,408
Basic and diluted net income (loss) per share	$(.02)	$(.01)	$(.01)	$.03

BACK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA & ENTERTAINMENT HOLDINGS, INC.

/s/ Herbert A. Granath
By:	Herbert A. Granath
Title:	Chairman of the Board and Chief Executive Officer
Date:	June 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Herbert A. Granath Herbert A. Granath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 16, 2008
/s/ Robert C. Clauser Robert C. Clauser, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	June 16, 2008
/s/ Harvey M. Seslowsky Harvey M. Seslowsky	President, Chief Operating Officer and Director	June 16, 2008
/s/ Bruce Maggin Bruce Maggin	Executive Vice President, Secretary and Treasurer	June 16, 2008
/s/ Richard Weden Richard Weden	Director	June 16, 2008
/s/ Edward T. Reilly Edward T. Reilly	Director	June 16, 2008
/s/ William A. Roskin William A. Roskin	Director	June 16, 2008