Form 10-Q
period 2008-06-30
Media & Entertainment Holdings, Inc.
filed 2008-08-08
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C.  20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

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

Large Accelerated Filer [  ]                                                                Accelerated Filer [X]                                                      Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                      No [   ]

As of  July 31, 2008,  15,120,000 shares of the issuer’s common stock, par value $.0001, were outstanding.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
TABLE OF CONTENTS

Page
Part I- Financial Information
Item 1.- Financial Statements

Condensed Balance Sheets as of June 30, 2008 (Unaudited) and March 31, 2008	2

Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2008 and 2007, and for the period July 8, 2005 (inception) through June 30, 2008	3

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period July 8, 2005 (inception) through June 30, 2008	4-5

Condensed Statements of Cash Flows (Unaudited) for the three months ended June 30, 2008 and 2007, and the period July 8, 2005 (inception) through June 30, 2008	6-7

Notes to Condensed Financial Statements (Unaudited)	8-20

Item 2.- Management's Discussion and Analysis of Financial Condition and Results of Operations	21-24
Item 3.- Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.- Controls and Procedures	25-26

Part II- Other Information
Item 1.- Legal Proceedings	26
Item 1A.- Risk Factors	26
Item 2.- Unregistered Sales of Securities and Use of Proceeds	26
Item 3.- Defaults upon Senior Securities	26
Item 4.- Submission of Matters to a Vote of Security Holders	27
Item 5.- Other Information	27
Item 6.- Exhibits	27

Signatures	28

Financial Statements
Certification of Principal Executive Officer	29-30
Certification of Principal Financial Officer	31-32
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	33
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	33

BACK

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2008	March 31, 2008
	Unaudited
CURRENT ASSETS
Cash	$ 1,018,145	$ 1,107,519
Cash held in trust account, interest available
for working capital and taxes	49,431	1,103,685
Deferred acquisition costs	10,000	-
Prepaid expenses	9,916	22,097

TOTAL CURRENT ASSETS	1,087,492	2,233,301

OTHER ASSETS
Cash held in trust account, restricted	97,552,678	97,300,150
Tax refunds due to trust account	299,700	300,100

TOTAL OTHER ASSETS	97,852,378	97,600,250

TOTAL ASSETS	$98,939,870	$99,833,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$ 162,709	$ 128,690
Income taxes payable	44,255	1,076,063

TOTAL CURRENT LIABILITIES	206,964	1,204,753

COMMON STOCK - subject to possible conversion, 2,483,999 shares at conversion value	19,570,468	19,520,042

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) issued and outstanding	1,444	1,444
Additional paid-in capital	77,186,848	77,216,430
Income accumulated during the development stage	1,974,326	1,891,062
	79,162,618	79,108,936
Less: Shares of common stock held in treasury, 1,800,000 shares	(180)	(180)

TOTAL STOCKHOLDERS’ EQUITY	79,162,438	79,108,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,939,870	$99,833,551

 The accompanying notes are an integral part of these condensed financial statements.

BACK

 MEDIA & ENTERTAINMENT HOLDINGS, INC.
 (a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the period from July 8, 2005 (inception) through June 30, 2008

Revenue	$ -	$ -	$ -

Formation and operating costs	197,650	148,998	1,257,626

Loss from operations	(197,650)	(148,998)	(1,257,626)

Interest income	320,416	1,163,963	4,369,641

Income before provision for income taxes	122,766	1,014,965	3,112,015

Provision for income taxes	39,502	474,409	1,137,689

Net income	83,264	540,556	1,974,326

Accretion of trust account relating to common stock subject to possible conversion	(50,426)	-	(246,716)

Net income attributable to other common stockholders	$ 32,838	$ 540,556	$ 1,727,610

Weighted average shares outstanding – basic and dilutive	12,636,001	12,636,001

Basic and diluted net income per share	$.00	$.04

The accompanying notes are an integral part of these condensed financial statements.

BACK
 MEDIA & ENTERTAINMENT HOLDINGS, INC.
 (a development stage enterprise)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM JULY 8, 2005 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

Common Stock			Earnings (Deficit)	Treasury Stock		Total
Shares	Amount	Additional Paid-in Capital	Accumulated During Development Stage	Shares	Amount	Stockholders’ Equity

BALANCE - July 8, 2005 (Inception)	--	$ --	$ --	$ --	--	$ --	$ --

Issuance of stock to initial stockholders	4,500,000	450	24,550	--	--	--	25,000

Amortization of stock based Compensation	--	--	32,062	--	--	--	32,062

Net loss from July 8, 2005 (inception) to March 31, 2006	--	--	--	(56,249)	--	--	(56,249)

BALANCE - March 31, 2006	4,500,000	450	56,612	(56,249)	--	--	813

Treasury stock	--	--	180	--	1,800,000	(180)	--

Amortization of stock based compensation	--	--	99,950	--	--	--	99,950

Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $4,979,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	--	--	--	81,370,447

Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	--	--	--	12,376,800

Proceeds subject to possible conversion of 2,483,999shares	--	(248)	(19,323,504)	--	--	--	(19,323,752)

Proceeds from issuance of options	--	--	100	--	--	--	100

Proceeds from private sale of warrants	--	--	2,700,000	--	--	--	2,700,000

Net loss for the year ended March 31, 2007	--	--	--	(26,249)	--	--	(26,249)

BALANCE – March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109

Amortization of stock based compensation	--	--	83,377	--	--	--	83,377

Reduction of accrued offering costs	--	--	50,000	--	--	--	50,000

Accretion of trust accountrelating to common stocksubject to possible conversion	--	--	(196,290)	--	--	--	(196,290)

Net income for the year ended March 31, 2008	--	--	--	1,973,560	--	--	1,973,560

The accompanying notes are an integral part of these condensed financial statements.

BACK

 MEDIA & ENTERTAINMENT HOLDINGS, INC.
 (a development stage enterprise)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM JULY 8, 2005 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)
CONTINUED

Common Stock			Earnings (Deficit)	Treasury Stock		Total
Shares	Amount	Additional Paid-in Capital	Accumulated During Development Stage	Shares	Amount	Stockholders’ Equity

BALANCE–March 31, 2008	16,920,000	$ 1,444	$77,216,430	$ 1,891,062	1,800,000	$(180)	$79,108,756

Amortization of stock based compensation	--	--	20,844	--	--	--	20,844

Accretion of trust accountrelating to common stocksubject to possible conversion	--	--	(50,426)	--	--	--	(50,426)

Net income for the three months ended June 30, 2008	--	--	--	83,264	--	--	83,264

BALANCE–June 30, 2008	16,920,000	$ 1,444	$77,186,848	$ 1,974,326	1,800,000	$(180)	$79,162,438
(UNAUDITED)

The accompanying notes are an integral part of these condensed financial statements.

BACK

 MEDIA & ENTERTAINMENT HOLDINGS, INC.
 (a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the period from July 8, 2005 (inception) through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 83,264	$ 540,556	$1,974,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	20,844	20,844	236,233
Changes in operating assets and liabilities:
Prepaid expenses	12,181	13,399	(9,916)
Accrued expenses	34,019	(150,042)	78,156
Prepaid taxes	400	-	(299,700)
Income taxes payable	(1,031,808)	474,409	44,255

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(881,100)	899,166	2,023,354

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust account – restricted	(252,528)	-	(97,552,678)
Cash held in trust account – interest available for working capital and income taxes	1,054,254	(135,942)	(49,431)
Deferred acquisition costs	(10,000)	-	(10,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	791,726	(135,942)	(97,612,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – stockholders	-	-	300,000
Proceeds from sale of warrants	-	-	2,700,000
Repayment of notes payable - stockholders	-		(300,000)
Proceeds from sale of option	-	-	100
Proceeds from issuance of stock to initial Stockholders	-	-	25,000
Gross proceeds from initial public offering	-	-	86,400,000
Payment of offering costs from initial public offering	-	-	(4,895,000)
Gross proceeds from over-allotment	-	-	12,960,000
Payment of offering costs from over-allotment	-	-	(583,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	96,606,900

NET (DECREASE) INCREASE IN CASH	(89,374)	763,224	1,018,145

CASH - Beginning of period	1,107,519	13,693	-

CASH – End of period	$ 1,018,145	$ 776,917	$1,018,145

The accompanying notes are an integral part of these condensed financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the period from July 8, 2005 (inception) through June 30, 2008

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Transfer of shares from directors to Hearst
Corporation for purchase commitment:
Deferred offering costs	$ -	$ -	$ 2,264,987
Additional paid-in-capital	-	-	(2,264,987)
	$ -	$ -	$ -

Accrual of offering costs:
Offering costs	$ -	$ 298,168	$ 84,553
Accrued expenses payable	-	(298,168)	(84,553)
	$ -	$ -	$ -

Cash paid for income taxes:	$ 1,071,000	$ -	$ 1,393,224

The accompanying notes are an integral part of these condensed financial statements.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration

These unaudited condensed financial statements as of June 30, 2008, for the three months ended June 30, 2008 and 2007, and for the period from July 8, 2005 (inception) to June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 2008 included in Media & Entertainment Holdings, Inc.’s (the “Company”) Form 10-K for the fiscal year ended March 31, 2008, filed on June 16, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the March 31, 2008 financial statements.

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

The registration statement for the Company’s Offering was declared effective March 9, 2007.  The Company consummated the Offering on March 14, 2007 and received net proceeds of $81,420,447 from the Offering (Note 2).  Simultaneous with the closing, the Company sold 2,700,000 warrants in a private sale to its four officers, one of their affiliates and The Hearst Corporation (the “existing stockholders”) for $2,700,000, of which $300,000 was used to pay off notes due to the stockholders and the remaining $2,400,000 was deposited in an interest-bearing trust account (“Trust Account”).  An amount of $84,242,000 from the net proceeds of the Offering and the warrants is being held in the Trust Account until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.  Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Up to an aggregate of $1,800,000 of the interest accrued on the amounts held in the Trust Account (net of taxes, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund a portion of its working capital requirements.  Through June 30, 2008, interest of $4,369,641 has been earned in the Trust Account of which the maximum of $1,800,000 has been released to us.  The Company has $49,431 of interest available for the payment of income taxes which has been classified as cash held in trust account, interest available for working capital and income taxes on the unaudited interim condensed balance sheet.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

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

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the Offering (September 14, 2008), the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.  If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering (September 14, 2008), the Company will abandon its plan of dissolution and distribution that had been submitted to its stockholders and will instead seek the consummation of that Business Combination (See Note 6). If, following the execution of such letter of intent, agreement in principle or definitive agreement, a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 24 months from the date of the Offering, the Company’s board will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.  In the event there is no Business Combination within the 18 and 24 month deadlines, the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share.  The Company's Initial Stockholders, including purchasers in the private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering. There will be no distribution from the Trust Account with respect to the Company's existing stockholders’ warrants, which will expire worthless.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the Offering (20% less one share of the amount held in the Trust Account), amounting to $19,570,468 and $19,520,042 inclusive of interest, has been classified as common stock subject to possible conversion in the accompanying June 30, 2008 (unaudited) and March 31, 2008 condensed balance sheets, respectively.

Cash and Cash Equivalents:

The Company considers all highly liquid money market instruments with maturities of three months or less at date of purchase to be cash equivalents.

Investments Held in Trust Account:

The Company maintains its cash, held in the Trust Account, in treasury bills and are recorded at cost which approximates fair value.

Cash held in Trust Account-restricted:

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

Concentrations of Credit Risk:

SFAS No. 107, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk.  At June 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust.  The Company maintains its cash balances in two different financial institutions.  The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts.  At June 30, 2008, the uninsured balances in the bank

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

brokerage accounts amounted to $97,519,365 Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

Accretion of trust account relating to common stock subject to possible conversion:

The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 20% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of the “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Income (Loss) Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”.  In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period.  Common shares subject to possible conversion of 2,483,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings.  Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.  The effect of the 16,500,000 outstanding Options and Warrants issued in connection with the Public Offering and the Private Placement for the three months ended June 30, 2008 and 2007 described in Note 2 has not been considered in the diluted earnings per share calculation since the conversion of the outstanding Options and Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS No. 128.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates relate to stock based compensation. Actual results could differ from those estimates.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

New and Recently Adopted Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning April 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning April 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November15, 2007. The adoption of this pronouncement, by the Company, in fiscal 2008 did not have a significant effect on its financial condition and results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  More transactions and events will qualify as business

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

New and Recently Adopted Accounting Pronouncements (continued):

combinations and will be accounted for at fair value under the new standard.  SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  SFAS 141R will have an impact for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on our financial condition and results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the ‘‘simplified’’ method in developing an estimate of the expected term of ‘‘plain vanilla’’ share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of ‘‘plain vanilla’’ share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 did not have a significant effect on its financial condition and results of operations.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

New Accounting Pronouncements (continued):

amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial condition and results of operations.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   –     Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

New Accounting Pronouncements (continued):

method of computing EPS. The FSP is effective for fiscal years beginning after December 15,
2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

Going Concern and Management’s Plan and Intentions:

As of June 30, 2008, excluding Cash held in the Trust Account - restricted of $97,552,678, the Company had working capital of $880,528. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on its money not held in the Trust Account.  These funds may not be sufficient to maintain the Company until a business combination is consummated.  In addition, there can be no assurance that the Company will enter into a Business Combination prior to March 14, 2009 (See Note 7). Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2   –     Initial Public Offering

On March 9, 2007, the Company sold 10,800,000 units (“Unit”) in the Offering at $8.00 per Unit. The Company  received  gross  proceeds  of  $86,400,000 and incurred offering costs of $4,979,553 (netting $81,420,447) in connection with the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date, or March 9, 2008, of the Initial Public Offering and expiring four years from the effective date of the Initial Public Offering, or March 9, 2011.  The Warrants will be redeemable by the Company, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In connection with this Offering, the Company issued an option, for $100, to the representatives of the underwriters in the Offering (“Representative”), to purchase 540,000 Units. The Units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the Warrants underlying this option entitles the holder to purchase one share of Common Stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a Business

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2   –     Initial Public Offering (Continued)

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

The Company’s initial stockholders had committed to purchase an aggregate of 2,400,000 Warrants.  On March 7, 2007 the initial stockholders committed to purchase an additional 300,000 Warrants for a total of 2,700,000 Warrants, at a price of $1.00 per Warrant, for an aggregate purchase price of $2,700,000, of which $300,000 was paid by means of a repayment of loans made to the Company by its officers.  These purchases occurred on a private placement basis simultaneously with the consummation of the Offering.  The proceeds of $2,400,000 that the Company received from these purchases were placed in the Trust Account.  The Warrants are identical to the Warrants offered as part of the units in the Offering in many respects; however they may be exercisable on a cashless basis, so long as such Warrants are held by the existing stockholders or their affiliates, and the Warrants are not redeemable by the Company.  Furthermore, the purchasers of such Warrants have agreed not to sell or transfer their Warrants (or any of the underlying shares of Common Stock) until 90 days after the consummation of the Company’s initial Business Combination.

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

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”).  Under the terms of the underwriting agreement, the Company paid an underwriting discount of 4.5% ($3,888,000) of the gross proceeds in connection with the consummation of the Offering and has placed 2.5% ($2,160,000) of the gross proceeds in the Trust Account which will be paid to the underwriters only upon consummation of a Business Combination.  Additionally, the Company has placed $864,000 in the Trust Account which will be paid to the underwriters for expense reimbursement associated with the initial public offering only upon consummation of a Business Combination.  The Company did not pay any discount related to the Warrants sold in the private placement.  The Underwriters have waived their rights to receive payments from the Trust Account of $2,160,000 of underwriting discounts and $864,000 of expense reimbursements, which are due under the Underwriting Agreement if the Company is unable to consummate a Business Combination.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3   –     Commitments

On March 22, 2007, the Company signed an agreement to utilize certain administrative, technological and secretarial services, as well as certain limited office space located in New York City for the period from April 1, 2007 through March 31, 2008. Effective April 1, 2008 the Company has agreed to pay for these services on a month to month basis at $300 per month.

On March 4, 2008, the Company entered into a one year agreement for financial advisory services in connection with acquisition of a target. If the Company consummates a transaction during the term the fee will be equal to .5% of the consideration paid in connection with the acquisition.

NOTE 4   –     Capital Transactions

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

NOTE 5   –     Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective April 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of April 1, 2008 and as of June 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5   –     Income Taxes (Continued)

to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined in FIN 48. The Company’s evaluations were performed for tax years ended 2006, 2007 and 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at April 1, 2008. There was no change to this balance at June 30, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

At June 30, 2008 and March 31, 2008, the Company has a deferred tax asset of approximately $93,000, and $85,000, respectively, which consists primarily of a temporary difference relating to stock based compensation.  Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2008, and March 31, 2008.

BACK

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5   –     Income Taxes (Continued)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before provision for income taxes is as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007

Tax provision at statutory rate	34%	34%
State and local taxes (net of federal tax benefit)	--	11
Effect of Federal graduated tax rates	(9)	--
Change in valuation allowance for net deferred tax assets	7	2
	32%	47%

NOTE 6   –     Subsequent Event

On July 8, 2008 the Company executed a letter of intent for a business combination with a potential target. The Company has agreed to recommend a plan of dissolution if by January 14, 2009 it has not filed a proxy statement seeking the approval by its stockholders of a business combination. Additionally, the Company’s Certificate of Incorporation requires the Company to dissolve if it does not consummate a business combination by March 14, 2009.

BACK

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company is a blank check company organized under the laws of the State of Delaware on July 8, 2005.  We were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business limited to the entertainment, media and communications industries. On March 14, 2007, the Company completed its initial public offering of 10,800,000 units (which consist of one share of our common stock and one redeemable common stock purchase warrant) at a price of $8.00 per unit.  The Company received total net proceeds of $81,420,447 from its initial public offering, taking into account $4,979,553 of underwriting fees and other offering expenses.  Simultaneously with the consummation of the initial public offering, the Company privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation (together, the “existing stockholders”) and one of their affiliates, Transmedia Corporation at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000.

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

BACK

Overview (continued)

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

Business Combination with Potential Target

On July 8, 2008, we executed a letter of intent for a business combination with a potential target.

Results of Operations

For the three months ended June 30, 2008, we had a net income of $83,264 after provision for income taxes of $39,502, as compared to the prior year’s period net income of $540,556, after provision for income taxes of $474,409.  The difference is primarily due to the Federal Reserve dropping the interest rate, which was 5.5% as of June 30, 2007, to 2.0% as of June 30, 2008.  For the three months June 30, 2007, the Company’s net income of $540,556 consisted of $1,163,963 of interest income on the trust account offset by $20,844 of stock based compensation, $94,805 of expenses related to filing requirements as a public entity, $9,810 of costs of searching for an acquisition target, and $23,539 of general and administrative expenses, aggregating $148,998, and $474,409 of income taxes. During the three months ending June 30, 2008, we incurred expenses related to the Company’s filing requirements as a public entity of $106,138, costs of searching for an acquisition target of $28,383, stock based compensation of $20,844, as well as general and administrative expenses of $42,285, aggregating $197,650, and income taxes of $39,502.

BACK

Results of Operations (continued)

Net income from July 8, 2005 (inception) through June 30, 2008 was $1,974,326, after a provision for income taxes of $1,137,689. This was due to the interest earned of $4,369,641 on the proceeds from the initial public offering offset by the stock based compensation of $236,233, expenses related to the filing requirements as a public entity of $591,941, costs of searching for an acquisition target of $162,769, as well as general and administrative expenses of $266,683, aggregating, $1,257,626.

The Company’s entire activity from July 8, 2005 (inception) through March 14, 2007 had been to prepare for our initial public offering, and from March 15, 2007 through June 30, 2008 our entire activity has been to identify an acquisition candidate.

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

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 1 to the condensed financial statements contained herein and Note 2 of the Company’s Form 10-K for the fiscal year ended March 31, 2008, which was filed on June 16, 2008, which is referenced herewith. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company’s significant accounting policies have remained unchanged from those used during its fiscal year ended March 31, 2008.

Liquidity and Capital Resources

$96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in the trust account, with the remaining net proceeds being placed in our operating account. We plan to use the interest income earned on the trust proceeds (up to a maximum of $1,800,000 which we have received as of June 30, 2008) to identify, evaluate and negotiate with prospective acquisition candidates

BACK

Liquidity and Capital Resources (continued)

as well as cover our ongoing operating expenses until a transaction is approved by our shareholders or the trust accounts are returned to them.

We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination.  To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business.  At June 30, 2008, we had cash outside of the trust account of $1,018,145, other current assets of $19,916 and total liabilities of $206,964 which includes taxes payable of $44,255 which can be funded from interest earned on the trust account in addition to the $1,800,000 available for working capital.  Our working capital (excluding investments held in the trust account - restricted and including investments held in the trust account available for income taxes and working capital) amounted to $880,528.  The Company has $49,431 of interest available for the payment of income taxes which has been classified as cash held in trust account, interest available for working capital and income taxes on the unaudited interim condensed balance sheet.

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

Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 24 months from the consummation of our initial public offering (March 14, 2009).  In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust account) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

As of June 30, 2008, we had total cash of $98,620,254, of which $97,552,678 is restricted cash held in the trust account.  Until the initial public offering, our only source of liquidity was loans made by our four members of management.  Those loans were all repaid out of the proceeds of the initial public offering. Our other liabilities relate to costs associated with our initial public offering, income taxes due, and other administrative items.

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

The Company was investing at an effective annual interest rate of approximately 2.00% as of June 30, 2008. If the effective interest rate were to decrease by 100 basis points, the Company’s potential earnings would drop approximately $83,000 per month.

The Company was not engaged in any hedging transactions as of June 30, 2008.

ITEM 4.         CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance

BACK

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

ITEM 1.         LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our registration statement on Form S-1 (File No. 333-128218) filed in connection with our initial public offering.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

BACK

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.         OTHER INFORMATION

Not applicable.

ITEM 6.         EXHIBITS

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

Dated:  August 8, 2008

MEDIA & ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Herbert A. Granath
Herbert A Granath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert C. Clauser, Jr.
Robert C. Clauser, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)