Form 10-Q
period 2008-09-30
Media & Entertainment Holdings, Inc.
filed 2008-11-10
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
As of November 10, 2008, 15,120,000 shares of the issuer’s common stock, par value $.0001, were outstanding.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)

Page
Part I — Financial Information
Item 1.- Financial Statements

Condensed Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008	2

Condensed Statements of Income (Unaudited) for the three and six months ended September 30, 2008 and 2007, and for the period from July 8, 2005 (inception) through September 30, 2008	3

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from July 8, 2005 (inception) through September 30, 2008	4-5

Condensed Statements of Cash Flows (Unaudited) for the six months ended September 30, 2008 and 2007, and for the period from July 8, 2005 (inception) through September 30, 2008	6-7

Notes to Condensed Financial Statements (Unaudited)	8-11

Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3.— Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.— Controls and Procedures	16

Part II— Other Information
Item 1.— Legal Proceedings	16
Item 1A.— Risk Factors	17
Item 2.— Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.— Defaults upon Senior Securities	17
Item 4.— Submission of Matters to a Vote of Security Holders	17
Item 5.— Other Information	17
Item 6.— Exhibits	17

Signatures	18
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$819,236	$1,107,519
Cash held in trust account, interest and dividend income available for working capital and taxes	5,899	1,103,685
Prepaid expenses	21,899	22,097

TOTAL CURRENT ASSETS	847,034	2,233,301

TRUST ACCOUNT, RESTRICTED
Cash held in trust account, restricted	97,599,056	97,300,150
Tax refunds due to trust account	486,609	300,100

	98,085,665	97,600,250

OTHER ASSETS
Deferred acquisition costs	10,000	—

TOTAL ASSETS	$98,942,699	$99,833,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,524	$128,690
Income taxes payable	—	1,076,063
TOTAL CURRENT LIABILITIES	111,524	1,204,753

COMMON STOCK — subject to possible conversion, 2,483,999 shares at conversion value	19,617,263	19,520,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) issued and outstanding	1,444	1,444
Additional paid-in capital	77,160,897	77,216,430
Income accumulated during the development stage	2,051,751	1,891,062

	79,214,092	79,108,936
Less: Shares of common stock held in treasury, 1,800,000 shares	(180)	(180)

TOTAL STOCKHOLDERS’ EQUITY	79,213,912	79,108,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,942,699	$99,833,551

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

					For the period
					from
					July 8, 2005
	For the three months	For the three months	For the six months	For the six months	(inception)
	ended	ended	ended	ended	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Revenue	$—	$—	$—	$—	$—

Formation and operating costs	184,874	222,049	382,524	371,047	1,442,500

Loss from operations	(184,874)	(222,049)	(382,524)	(371,047)	(1,442,500)

Interest and dividend income	301,138	993,755	621,554	2,157,718	4,670,779

Income before provision for income taxes	116,264	771,706	239,030	1,786,671	3,228,279

Provision for income taxes	38,839	380,339	78,341	854,748	1,176,528

Net income	77,425	391,367	160,689	931,923	2,051,751

Accretion of trust account income relating to common stock subject to possible conversion	(46,795)	(104,835)	(97,221)	(104,835)	(293,511)

Net income attributable to other common stockholders	$30,630	$286,532	$63,468	$827,088	$1,758,240

Weighted average shares outstanding – basic and diluted	12,636,001	12,636,001	12,636,001	12,636,001

Basic and diluted net income per share attributable to other common stockholders	$.00	$.02	$.01	$.07

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

				(Deficit)
				Income
				Accumulated
			Additional	During			Total
	Common Stock		Paid-in	Development	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Stage	Shares	Amount	Equity
BALANCE — July 8, 2005 (Inception)	—	$—	$—	$—	—	$—	$—

Issuance of stock to initial stockholders	4,500,000	450	24,550	—	—	—	25,000

Amortization of stock based compensation	—	—	32,062	—	—	—	32,062

Net loss from July 8, 2005 (inception) through March 31, 2006	—	—	—	(56,249)	—	—	(56,249)

BALANCE — March 31, 2006	4,500,000	450	56,612	(56,249)	—	—	813

Treasury stock	—	—	180	—	1,800,000	(180)	—

Amortization of stock based compensation	—	—	99,950	—	—	—	99,950

Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $4,979,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	—	—	—	81,370,447

Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	—	—	—	12,376,800

Proceeds subject to possible conversion of 2,483,999 shares	—	(248)	(19,323,504)	—	—	—	(19,323,752)

Proceeds from issuance of options	—	—	100	—	—	—	100

Proceeds from private sale of warrants	—	—	2,700,000	—	—	—	2,700,000

Net loss for the year ended March 31, 2007	—	—	—	(26,249)	—	—	(26,249)

BALANCE — March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109

Amortization of stock based compensation	—	—	83,377	—	—	—	83,377

Reduction of accrued offering expenses	—	—	50,000	—	—	—	50,000

Accretion of trust account income relating to common stock subject to possible conversion	—	—	(196,290)	—	—	—	(196,290)

Net income for the year ended March 31, 2008	—	—	—	1,973,560	—	—	1,973,560

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)
CONTINUED

				(Deficit)
				Income
				Accumulated
			Additional	During			Total
	Common Stock		Paid-in	Development	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Stage	Shares	Amount	Equity
BALANCE-March 31, 2008	16,920,000	$1,444	$77,216,430	$1,891,062	1,800,000	$(180)	$79,108,756

Amortization of stock based compensation	—	—	41,688	—	—	—	41,688

Accretion of trust account income relating to common stock subject to possible conversion	—	—	(97,221)	—	—	—	(97,221)

Net income for the six months ended September 30, 2008	—	—	—	160,689	—	—	160,689

BALANCE-September 30, 2008 (UNAUDITED)	16,920,000	$1,444	$77,160,897	$2,051,751	1,800,000	$(180)	$79,213,912

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			from
			July 8, 2005
	For the six months	For the six months	(inception)
	ended	ended	through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160,689	$931,923	$2,051,751
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	41,688	41,688	257,077
Changes in operating assets and liabilities:
Prepaid expenses	198	(46,977)	(21,899)
Accounts payable and accrued expenses	(17,166)	(5,296)	26,970
Prepaid taxes	(186,509)	—	(486,608)
Income taxes payable	(1,076,063)	844,024	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,077,163)	1,765,362	1,827,291

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust account, restricted	(298,906)	(524,176)	(97,599,056)
Cash held in trust account, interest and dividend income available for working capital and taxes	1,097,786	183,799	(5,899)
Deferred acquisition costs	(10,000)	—	(10,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	788,880	(340,377)	(97,614,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable — stockholders	—	—	300,000
Proceeds from private sale of warrants	—	—	2,700,000
Repayment of notes payable — stockholders	—	—	(300,000)
Proceeds from sale of option	—	—	100
Proceeds from issuance of stock to initial stockholders	—	—	25,000
Gross proceeds from initial public offering	—	—	86,400,000
Payment of offering expenses from initial public offering	—	—	(4,895,000)
Gross proceeds from over-allotment	—	—	12,960,000
Payment of offering expenses from over-allotment	—	—	(583,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	96,606,900

NET (DECREASE) INCREASE IN CASH	(288,283)	1,424,985	819,236

CASH — Beginning of period	1,107,519	13,693	—

CASH — End of period	$819,236	$1,438,678	$819,236

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

			For the period
			from
			July 8, 2005
	For the six months	For the six months	(inception)
	ended	ended	through
	September 30, 2008	September 30, 2007	September 30, 2008
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Transfer of shares from directors to Hearst Corporation for purchase commitment:
Deferred offering expenses	$—	$—	$2,264,987
Additional paid-in-capital	—	—	(2,264,987)

	$—	$—	$—

Accrual of offering expenses:
Offering expenses	$—	$25,000	$84,553
Accrued expenses	—	(25,000)	(84,553)

	$—	$—	$—

Cash paid for income taxes:	$1,341,000	$—	$1,663,135

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration
These unaudited condensed financial statements as of September 30, 2008, for the three and six months ended September 30, 2008 and 2007, and for the period from July 8, 2005 (inception) through September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.
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
All activity for the period from July 8, 2005 (inception) through March 14, 2007 relates to the Company’s formation, the initial public offering (“the Offering”) and the exercise of the underwriter’s over–allotment options described below. Since March 15, 2007, the Company has been searching for a target business to acquire.
Concentrations of Credit Risk:
Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk.  At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust.  The Company maintains its cash balances in two different financial institutions.  At September 30, 2008, the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts.  At September 30, 2008, the uninsured balances in the bank brokerage accounts amounted to $97,904,651. Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –	Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration (Continued)
Income (Loss) Per Share:

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 2,483,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 16,500,000 outstanding options and warrants issued in connection with the Offering and the private placement for the six months ended September 30, 2008 and 2007 described in Note 2 has not been considered in the diluted earnings per share calculation since the conversion of the outstanding options and warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS No. 128.
Recently Issued Accounting Pronouncements:
In April 2008, the Financial Accounting Standard (“FASB”) issued Financial Standard Pronouncement (“FSP”) Financial Accounting Standard (“FAS”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition and results of operations.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial condition and results of operations.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 –	Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration (Continued)
Recently Issued Accounting Pronouncements (Continued):
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.
Going Concern and Management’s Plan and Intentions:
As of September 30, 2008, the Company had working capital of $735,510. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividend it earns on its cash held in an interest bearing trust account (the “Trust Account”). These funds may not be sufficient to maintain the Company until its initial business combination (“Business Combination”) is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to March 14, 2009. Pursuant to its Certificate of Incorporation, if the Company is unable to file a proxy statement relating to a Business Combination by January 14, 2009 or consummate a Business Combination by March 14, 2009, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.
On July 8, 2008, the Company executed a letter of intent for a Business Combination with a potential target.

NOTE 2 –	Commitments and Contingencies
The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay 4.5% of the gross proceeds of the Offering as an underwriting discount plus an additional 2.5% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 4.5% of the gross proceeds ($3,888,000) in connection with the consummation of the Offering and has placed 2.5% of the gross proceeds ($2,160,000) in the Trust Account. The underwriters have waived their right to receive payment of the 2.5% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.
On March 4, 2008, the Company entered into a one year agreement for financial advisory services in connection with acquisition of a target. If the Company consummates a transaction during the term the fee will be equal to .5% of the consideration paid in connection with the acquisition.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 –	Subsequent Events
On October 2, 2008, the Company executed a second letter of intent for a Business Combination with a potential target.
The Company has until January 14, 2009 (22 months from the date of the Offering) to file a proxy statement relating to the Business Combination and until March 14, 2009 (24 months from the date of the Offering) to consummate a Business Combination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The Company is a blank check company organized under the laws of the State of Delaware on July 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business limited to the entertainment, media and communications industries. On March 14, 2007, the Company completed its initial public offering of 10,800,000 units (which consist of one share of our common stock and one redeemable common stock purchase warrant) at a price of $8.00 per unit. The Company received total net proceeds of $81,420,447 from its initial public offering, taking into account $4,979,553 of underwriting fees and other offering expenses. Simultaneously with the consummation of the initial public offering, the Company privately sold an aggregate of 2,700,000 warrants to Messrs. Granath, Seslowsky, Maggin and Clauser and The Hearst Corporation and one of their affiliates, Transmedia Corporation (together, the “existing stockholders”) at a price of $1.00 per warrant, for an aggregate purchase price of $2,700,000.
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
The aggregate net proceeds of the initial public offering, the exercise of the over-allotment option, and the sale of warrants on a private basis to the Company’s existing stockholders of $96,618,800 were placed in the Trust Account.
Upon the closing of our initial public offering, on March 14, 2007, the Company sold and issued an option, for $100 to the representatives of the underwriters, to purchase up to 540,000 units, at an exercise price of $10.00 per unit.

Overview (continued)
The Company intends to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a Business Combination.
Business Combination with Potential Target
On July 8, 2008, the Company executed a letter of intent for a Business Combination with a potential target, which is still in effect as of the date of this report.
On October 2, 2008, the Company executed a second letter of intent for a Business Combination with a potential target.
Results of Operations
For the three months ended September 30, 2008, we had net income of $77,425 after provision for income taxes of $38,839, as compared to the prior year’s net income of $391,367, after provision for income taxes of $380,339. The difference is primarily due to the interest rate, which was 5% as of September 2007, and 1.5% as of September 30, 2008 which caused the interest and dividend income to decrease to $301,138 for the three months ended September 30, 2008 from $993,755 for the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, respectively, the Company’s interest and dividend income was offset by $20,844 and $20,844 of stock based compensation, $114,543 and $144,484 of expenses related to filing requirements as a public entity, $34,998 and $34,908 of costs of searching for an acquisition target, and $14,489 and $21,813 of general and administrative expenses, aggregating $184,874 and $222,049, respectively.
For the six months ended September 30, 2008, we had a net income of $160,689 after provision for income taxes of $78,341, as compared to the prior periods net income of $931,923, after provision for income taxes of $854,748. The difference is primarily due to the decrease in the interest rate, which was 5% as of September 30, 2007, and 1.5% as of September 30, 2008. For the six months ended September 30, 2007, the Company’s net income of $931,923 consisted of $2,157,718 of interest and dividend income on the Trust Account offset by $41,688 of stock based compensation, $230,510 of expenses related to filing requirements as a public entity, $53,498 of costs of searching for an acquisition target, and $45,351 of general and administrative expenses, aggregating $371,047 in operating costs. During the six months ending
September 30, 2008, the Company earned interest and dividend income of $621,554 and incurred expenses related to the Company’s filing requirements as a public entity of $246,735, costs of searching for an acquisition target of $63,471, stock based compensation of $41,688, as well as general and administrative expenses of $30,630, aggregating $382,524 in operating costs.
Net income for the period from July 8, 2005 (inception) through September 30, 2008 was $2,051,751, after a provision for income taxes of $1,176,528. This was due to the interest and dividends earned of $4,670,779 on the proceeds from the initial public offering offset by the stock based compensation of $257,077, expenses related to the filing requirements as a public entity of $879,305, costs of searching for an acquisition target of $197,136, as well as general and administrative expenses of $108,982, aggregating, $1,442,500.

Results of Operations (continued)
The Company’s entire activity for the period from July 8, 2005 (inception) through March 14, 2007 had been to prepare for our initial public offering, and for the period from March 15, 2007 through September 30, 2008 our entire activity has been to identify an acquisition candidate.
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
Critical Accounting Policies
The Company’s significant accounting policies are more fully described in Note 1 to the condensed interim financial statements contained herein and Note 2 of the Company’s Form 10-K for the fiscal year ended March 31, 2008, which was filed on June 16, 2008, which is referenced herewith. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company’s significant accounting policies have remained unchanged from those used during its fiscal year ended March 31, 2008.
Liquidity and Capital Resources
$96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in the Trust Account, with the remaining net proceeds being placed in our operating account. We plan to use the interest and dividend income earned on the trust proceeds (up to a maximum of $1,800,000 which we have received as of September 30, 2008) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction is approved by our stockholders or the funds in the Trust Account are returned to them.
We intend to utilize our cash, including the funds held in the Trust Account, capital stock, debt or a combination of the foregoing to effect a Business Combination.  To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other available cash will be used to finance the operations of the target business.  At September 30, 2008, we had cash outside of the Trust Account of $819,236, other current assets of $21,899 and total liabilities of $111,524. The Company has $5,899 of interest and dividend income available for the payment

Liquidity and Capital Resources (continued)
of taxes which has been classified as cash held in the Trust Account, interest and dividend income available for working capital and income taxes on the unaudited interim condensed balance sheet.
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
Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a Business Combination within 24 months from the consummation of our initial public offering or March 14, 2009.  In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the Trust Account) will be less than the offering price per unit in our initial public offering and over-allotment option due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.
As of September 30, 2008, we had total cash of $98,424,191, of which $97,599,056 is restricted cash held in the Trust Account. Until the initial public offering, our only source of liquidity was loans made by our four members of management. Those loans were all repaid out of the proceeds of the initial public offering. Our other liabilities are all relate to costs associated with our initial public offering, income taxes due, and other administrative items.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
The Company was investing at an effective annual interest rate of approximately 2.00% as of September 30, 2008. If the effective interest rate were to decrease by 100 basis points, the Company’s potential earnings would drop approximately $82,000 per month.
The Company was not engaged in any hedging transactions as of September 30, 2008.

ITEM 4T. CONTROLS AND PROCEDURES.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief financial and accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS.
We are not a party to any pending legal proceedings.

ITEM 1A: RISK FACTORS.
There have been no material changes to the risk factors previously disclosed in our registration statement on Form S-1 (File No. 333-128218) filed in connection with our initial public offering.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5: OTHER INFORMATION.
Not applicable.
ITEM 6: EXHIBITS.

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
Dated: November 10, 2008

MEDIA & ENTERTAINMENT HOLDINGS, INC.
By:	/s/ Herbert A. Granath
Herbert A Granath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert C. Clauser, Jr.
Robert C. Clauser, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)