Form 10-Q
period 2008-12-31
Media & Entertainment Holdings, Inc.
filed 2009-02-13
CIK 1337749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D C.  20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

or

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

Yes [X]      No [  ]

As of February 9, 2009,  15,120,000 shares of the issuer’s common stock, par value $.0001, were outstanding.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
TABLE OF CONTENTS

Page
Part I- Financial Information
Item 1.- Financial Statements

Condensed Balance Sheets as of December 31, 2008 (Unaudited) and March 31, 2008	2

Condensed Statements of Income (Unaudited) for the three and nine months ended December 31, 2008 and 2007, and for the period from July 8, 2005 (inception) through December 31, 2008	3

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from July 8, 2005 (inception) through December 31, 2008	4-5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended December 31 2008 and 2007, and for the period from July 8, 2005 (inception) through December 31, 2008	6-7

Notes to Condensed Financial Statements (Unaudited)	8-14

Item 2.- Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3.- Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.- Controls and Procedures	19-20

Part II- Other Information
Item 1.- Legal Proceedings	21
Item 1A.- Risk Factors	21
Item 2.- Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.- Defaults upon Senior Securities	21
Item 4.- Submission of Matters to Vote of Security Holders	21
Item 5.- Other Information	21
Item 6.- Exhibits	21

Signatures	22

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS

ASSETS

	December 31, 2008	March 31, 2008
	Unaudited
CURRENT ASSETS
Cash	$753,477	$1,107,519
Cash held in trust account, interest and dividend income available
for working capital and taxes	7,410	1,103,685
Trust account, restricted (including $175,912 of tax refunds due)	98,202,512	--
Prepaid expenses	9,672	22,097
TOTAL CURRENT ASSETS	98,973,071	2,233,301

TRUST ACCOUNT, RESTRICTED
Cash held in trust account, restricted	--	97,300,150
Tax refunds due to trust account	--	300,100
	--	97,600,250

TOTAL ASSETS	$98,973,071	$99,833,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$107,361	$128,690
Income taxes payable	--	1,076,063
Common stock – subject to redemption	98,202,512	--
TOTAL CURRENT LIABILITIES	98,309,873	1,204,753

COMMON STOCK - subject to possible conversion, 2,483,999 shares at conversion value	--	19,520,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	--	--
Common stock, $.0001 par value, authorized 70,000,000 shares; 16,920,000 (less 2,483,999 subject to possible conversion) issued and outstanding	1,444	1,444
Additional paid-in capital	152,239	77,216,430
Income accumulated during the development stage	509,695	1,891,062
	663,378	79,108,936
Less: Shares of common stock held in treasury, 1,800,000 shares	(180)	(180)

TOTAL STOCKHOLDERS’ EQUITY	663,198	79,108,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,973,071	$99,833,551

 The accompanying notes are an integral part of these condensed financial statements.

 MEDIA & ENTERTAINMENT HOLDINGS, INC.
 (a development stage enterprise)
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the nine months ended December 31, 2008	For the nine months ended December 31, 2007	For the period from July 8, 2005 (inception) through December 31, 2008

Revenue	$-	$-	$-	$-	$-

Formation and operating costs	101,917	155,356	484,441	526,403	1,544,417

Loss from operations	(101,917)	(155,356)	(484,441)	(526,403)	(1,544,417)

Interest and dividend income	165,475	952,081	787,029	3,109,799	4,836,254
Income before provision for income taxes	63,558	796,725	302,588	2,583,396	3,291,837

Provision for income taxes	22,079	369,901	100,419	1,224,649	1,198,606

Net income	41,479	426,824	202,169	1,358,747	2,093,231

Accretion of trust account income relating to common stock subject to possible conversion	(23,231)	54,876	(120,452)	(49,959)	(316,742)

Net income attributable to other common stockholders	$18,248	$481,700	$81,717	$1,308,788	$1,776,489

Weighted average shares outstanding – basic and diluted	12,636,001	12,636,001	12,636,001	12,636,001

Basic and diluted net income per share attributable to other common stockholders	$.00	$.04	$.01	$.10

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid-in	(Deficit) Income Accumulated During Development	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Stage	Shares	Amount	Equity

BALANCE - July 8, 2005 (Inception)	--	$--	$--	$--	--	$--	$--

Issuance of stock to initial stockholders	4,500,000	450	24,550	--	--	--	25,000

Amortization of stock based compensation	--	--	32,062	--	--	--	32,062

Net loss from July 8, 2005 (inception) through March 31, 2006	--	--	--	(56,249)	--	--	(56,249)

BALANCE - March 31, 2006	4,500,000	450	56,612	(56,249)	--	--	813

Treasury stock	--	--	180	--	1,800,000	(180)	--

Amortization of stock based compensation	--	--	99,950	--	--	--	99,950

Sale of 10,800,000 units, net of underwriters’ discount and offering expenses of $4,979,553 (includes 2,159,999 shares subject to possible conversion)	10,800,000	1,080	81,369,367	--	--	--	81,370,447

Sale of 1,620,000 units net of underwriting discount and offering expenses of $583,200 (includes 324,000 shares subject to possible conversion)	1,620,000	162	12,376,638	--	--	--	12,376,800

Proceeds subject to possible conversion of 2,483,999 shares	--	(248)	(19,323,504)	--	--	--	(19,323,752)

Proceeds from issuance of options	--	--	100	--	--	--	100

Proceeds from private sale of warrants	--	--	2,700,000	--	--	--	2,700,000

Net loss for the year ended March 31, 2007	--	--	--	(26,249)	--	--	(26,249)

BALANCE – March 31, 2007	16,920,000	1,444	77,279,343	(82,498)	1,800,000	(180)	77,198,109

Amortization of stock based compensation	--	--	83,377	--	--	--	83,377

Reduction of accrued offering expenses	--	--	50,000	--	--	--	50,000

Accretion of trust account income relating to common stock subject to possible conversion	--	--	(196,290)	--	--	--	(196,290)

Net income for the year ended March 31, 2008	--	--	--	1,973,560	--	--	1,973,560

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM JULY 8, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
(UNAUDITED)
 CONTINUED

	Common Stock		Additional Paid-in	(Deficit) Income Accumulated During Development	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Stage	Shares	Amount	Equity

BALANCE–March 31, 2008	16,920,000	$1,444	$77,216,430	$1,891,062	1,800,000	$(180)	$79,108,756

Amortization of stock based compensation	--	--	34,743	--	--	--	34,743

Accretion of trust account income relating to common stock subject to possible conversion	--	--	(120,452)	--	--	--	(120,452)

Net income for the nine months ended December 31, 2008	--	--	--	202,169	--	--	202,169

Reclassification of interest earned on trust account since inception, net of taxes to additional paid-in capital	--	--	1,583,536	(1,583,536)	--	--	--

Reclassification of common stock value subject to redemption to current liability	--	--	(78,562,018)	--	--	--	(78,562,018)

BALANCE-December 31, 2008 (UNAUDITED)	16,920,000	$1,444	$152,239	$509,695	1,800,000	$(180)	$663,198

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31, 2008	For the nine months ended December 31, 2007	For the period from July 8, 2005 (inception) through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,169	$1,358,747	$2,093,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	34,742	62,532	250,131
Changes in operating assets and liabilities:
Prepaid expenses	12,425	40,215	(9,672)
Accounts payable and accrued expenses	(21,329)	(179,570)	22,809
Income taxes payable	(1,076,063)	1,177,425	--

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(848,056)	2,459,349	2,356,499

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust account, restricted	(602,261)	(249,796)	(98,202,512)
Cash held in trust account, interest and dividend income available for working capital and taxes	1,096,275	(996,085)	(7,410)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	494,014	(1,245,881)	(98,209,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – stockholders	--	--	300,000
Proceeds from private sale of warrants	--	--	2,700,000
Repayment of notes payable - stockholders	--	--	(300,000)
Proceeds from sale of option	--	--	100
Proceeds from issuance of stock to initial stockholders	--	--	25,000
Gross proceeds from initial public offering	--	--	86,400,000
Payment of offering expenses from initial public offering	--	--	(4,895,000)
Gross proceeds from over-allotment	--	--	12,960,000
Payment of offering expenses from over-allotment	--	--	(583,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	--	--	96,606,900

NET (DECREASE) INCREASE IN CASH	(354,042)	1,213,468	753,477

CASH - Beginning of period	1,107,519	13,693	--

CASH – End of period	$753,477	$1,227,161	$753,477

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the nine months ended December 31, 2008	For the nine months ended December 31, 2007	For the period from July 8, 2005 (inception) through December 31, 2008

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Reclassification of common stock to current liability	$78,562,018	$--	$78,562,018

Reclassification of common stock subject to conversion liability	$19,640,494	$--	$19,640,494

Transfer of shares from directors to Hearst
Corporation for purchase commitment:
Deferred offering expenses	$--	$--	$2,264,987
Additional paid-in-capital	--	--	(2,264,987)
	$--	$--	$--

Accrual of offering expenses:
Offering expenses	$--	$25,000	$84,553
Accrued expenses	--	(25,000)	(84,553)
	$--	$--	$--

Cash paid for income taxes:	$1,052,295	$47,224	$1,374,519

The accompanying notes are an integral part of these condensed financial statements.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –       Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration

These unaudited condensed financial statements as of December 31, 2008, for the three and nine months ended December 31, 2008 and 2007, and for the period from July 8, 2005 (inception) through December 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

All activity from July 8, 2005 (inception) through March 14, 2007 relates to the Company’s formation, the initial public offering (“the Offering”) and the exercise of the underwriter’s over–allotment options as described in the Form 10-K for the fiscal year ended March 31, 2008 dated June 16, 2008.  Since March 15, 2007, the Company has been searching for a target business to acquire.

Recent Events:

In December 2008, the Company and its board of directors informally approved a plan to distribute the amount held in the trust account established at the time of the Offering (the “Trust Account”) to the holders of shares of common stock acquired in the Offering (the “IPO Shares”) and to adopt a plan to continue the Company's corporate existence.  On January 14, 2009, the Company filed a  preliminary  proxy  statement in order to obtain stockholder approval for such distribution. As a result of the Company’s intent to return the proceeds held in the Trust Account to the holders of IPO Shares, approximately $78.6 million was reclassifed from additional paid-in-capital and approximately $19.6 million was reclassifed from common stock subject to possible conversion  to common stock - subject to redemption  in  the amount of $98,202,512 or approximately $7.91 per share.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –       Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

Going Concern, Management’s Plan and Intentions and Subsequent Event:

As of December 31, 2008, the Company had working capital of $663,198. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividend it earns on its operating cash.

On July 8, 2008 the Company executed a letter of intent for the Company’s initial business combination “Business Combination” with a potential target. Consequently, the Company had until January 14, 2009 (22 months from the date of the Offering) to file a proxy statement relating to the Business Combination and until March 14, 2009 (24 months from the date of the Offering) to consummate a Business Combination.  The letter of intent was terminated on October 16, 2008.

On October 2, 2008 the Company executed a letter of intent for a Business Combination with a potential target.  Consequently, the Company had until March 14, 2009 (24 months from the date of the offering) to consummate a Business Combination.  The letter of intent was terminated on November 30, 2008.

Pursuant to its Certificate of Incorporation, if the Company was unable to file a proxy statement relating to a business combination with a potential target (a “Business Combination) by January 14, 2009 or consummate a Business Combination by March 14, 2009, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in an interest bearing Trust Account to the holders of IPO Shares, as previously described in the Form 10-K for the fiscal year ended March 31, 2008.  On January 14, 2009, the Company filed a preliminary proxy statement in order to obtain the approval of stockholders to: (i) distribute to the holders of IPO Shares all amounts in the Trust Account, except for a reserve for possible tax liabilities which it will distribute after the board has determined there are no further liabilities; and (ii) continue the Company’s corporate existence after the distribution of the Trust Account, rather than dissolve as required by the certificate of incorporation.  Since a dissolution is likely to occur if the stockholders do not approve such distribution and the continuation of the Company’s corporate existence, the unaudited condensed interim financial statements reflect the adjustments that might result from the outcome of the pending liquidation of the Trust Account.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –       Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

Going Concern, Management’s Plan and Intentions and Subsequent Event (Continued):

Concentrations of Credit Risk:

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk.  At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust.  The Company maintains its cash balances in two different financial institutions.  At December 31, 2008, the Federal Deposit Insurance Corporation insured balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts.  At December 31, 2008, the uninsured balances in the bank brokerage accounts amounted to approximately $97.4 million. Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

Income (Loss) Per Share:

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”.  In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. As of December 31, 2008 and 2007 common shares subject to possible conversion of 12,420,000 and 2,483,999, respectively, have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings.  Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.  The effect of the 16,500,000 outstanding Options and Warrants issued in connection with the Public Offering and the Private Placement for the nine months ended December 31, 2008 and 2007 described in Note 2 has not been considered in the diluted earnings per share calculation since the conversion of the outstanding Options and Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS No. 128.

Due to the planned distribution to common stockholders and the inclusion therein of $1,583,536 of interest retained in the Trust Account (net of taxes) as of December 31, 2008 the amounts disclosed as

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –       Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

Income (Loss) Per Share (Continued):

earnings per share on the statements of income are not representative of the actual per share earnings of the shares issued to common stockholders through the Public Offering (12,420,000 shares). Those stockholders have earned $.13 net income per share of common stock on the money placed in the Trust Account pursuant to the Public Offering and $.05 net income per share of common stock (based on net income since inception of $509,695) as their share of the earnings outside of the Trust Account since inception (based on 9,768,652 weighted average shares since inception).

Fair Value of Financial Instruments:

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at December 31, 2008 and March 31, 2008.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 during the quarter ended June 30, 2008 which had no impact on its financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for the Company beginning April 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning April 1, 2009. The Company does not expect them to have a material impact on the Company’s results

MEDIA & ENTERTAINMENT HOLDINGS, INC.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –       Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

Fair Value of Financial Instruments (Continued):

of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of April 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

Recently Issued Accounting Pronouncements:

In April 2008, the Financial Accounting Standard Board (“FASB”) issued Financial Standard Pronouncement (“FSP”) Financial Accounting Standard (“SFAS”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition and results of operations.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

MEDIA & ENTERTAINMENT HOLDINGS, INC.

(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –       Interim Financial Information, Organization, Business Operations, Significant Accounting
Policies and Going Concern Consideration (Continued)

Recently Issued Accounting Pronouncements (Continued):

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, The Company had adopted FSP SFAS 140-4 and FIN No. 46R-8. The adoption of this pronouncement is not expected to have a significant effect on its financial statements.

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

NOTE 3 –       Subsequent Event

As discussed in Note 1, the Company has filed a preliminary proxy statement in order to obtain the approval of stockholders to: (i) distribute to the holders of IPO Shares all amounts in the Trust Account, except for a reserve of $1,100,00 for possible tax liabilities, which it will distribute after the board has determined there are no further liabilities (however, the Company believes that it has paid all required taxes and it is more likely than not that no further taxes will be owed); and (ii) continue the Company’s corporate existence after the distribution of the Trust Account, rather than dissolve as required by the certificate of incorporation.

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

Overview (continued)

Upon the closing of our initial public offering, on March 14, 2007, the Company sold and issued an option, for $100 to the representatives of the underwriters, to purchase up to 540,000 units, at an exercise price of $10.00 per unit.

The Company intended to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Business Combination with Potential Target

On July 8, 2008 the Company executed a letter of intent for a business combination with a potential target.  The letter was terminated on October 16, 2008.

On October 2, 2008 the Company executed a second letter of intent for a business combination with a potential target.  The letter was terminated on November 30, 2008.

On January 14, 2009, the Company filed a preliminary proxy statement in order to obtain the approval of stockholders to: (i) distribute to the holders of IPO Shares all amounts in the Trust Account, except for a reserve for possible contingent tax-related liabilities which it will distribute after the board has determined there are no further liabilities; and (ii) continue the Company’s corporate existence after the distribution of the Trust Account, rather than dissolve as required by the certificate of incorporation (see Note 1 above).

Results of Operations

For the three months ended December 31, 2008, we had net income of $41,479 after provision for income taxes of $22,079, as compared to the prior year’s net income of $426,824, after provision for income taxes of $369,901. The difference is primarily due to the interest rate, which was 4.23% as of December 2007, and ..66% as of December 31, 2008 which caused the interest and dividend income to decrease to $165,475 for the three months ended December 31, 2008 from $952,081 for the three months ended December 31, 2007. For the three months ended December 31, 2008 and 2007, respectively, the Company’s interest and dividend income was offset by $0 and $20,844 of stock based compensation, $74,602 and $55,591 of expenses related to filing requirements as a public entity, $20,639 and $64,902 of costs of searching for an acquisition target, and $6,676 and $14,019 of general and administrative expenses, aggregating $101,917 and $155,356 respectively.

Results of Operations (continued)

For the nine months ended December 31, 2008, we had a net income of $202,169 after provision for income taxes of $100,419, as compared to the prior periods net income of $1,358,747 after provision for income taxes of $1,224,649.  The difference is primarily due to the decrease in the interest rate, which was 4.23% as of December 31, 2007, and .66% as of December 31, 2008.  For the nine months ended December 31, 2007, the Company’s net income of $1,358,747 consisted of $3,109,799 of interest and dividend income offset by

$62,532 of stock based compensation, $325,706 of expenses related to filing requirements as a public entity, $87,774 of costs of searching for an acquisition target, and $50,391 of general and administrative expenses, aggregating $526,403 in formation and operating costs. During the nine months ending December 31, 2008, the Company earned interest and dividend income of $787,029 and incurred expenses related to the Company’s filing requirements as a public entity of $321,338, costs of searching for an acquisition target of $84,109, stock based compensation of $34,743, as well as general and administrative expenses of $44,251, aggregating $484,441 in formation and operating costs.

Net income from July 8, 2005 (inception) through December 31, 2008 was $2,093,231, after a provision for income taxes of $1,198,606. This was due to the interest and dividends earned of $4,836,254 on the proceeds from the initial public offering and the operating account offset by the stock based compensation of $250,131, expenses related to the filing requirements as a public entity of $953,908, costs of searching for an acquisition target of $217,776, as well as general and administrative expenses of $122,602, aggregating, $1,544,417 of formation and operating costs.

The Company’s entire activity from July 8, 2005 (inception) through March 14, 2007 had been to prepare for our initial public offering, and from March 15, 2007 through December 31, 2008 our entire activity has been to identify an acquisition candidate.

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

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 1 to the condensed interim financial statements contained herein and Note 2 of the Company’s Form 10-K for the fiscal year ended March 31, 2008, which was filed on June 16, 2008, which is referenced herewith. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of

Critical Accounting Policies (continued)

certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. The Company’s significant accounting policies have remained unchanged from those used during its fiscal year ended March 31, 2008.

Liquidity and Capital Resources

$96,618,800 of the net proceeds of our initial public offering, over-allotment exercise, private sale of warrants, and a portion of the underwriters’ discounts and expense allowance were deposited in the trust account, with the remaining net proceeds being placed in our operating account. We planned to use the interest and dividend income earned on the trust proceeds (up to a maximum of $1,800,000 which we have received as of December 31, 2008) to identify, evaluate and negotiate with prospective acquisition candidates as well as cover our ongoing operating expenses until a transaction was approved by our stockholders or the monies in  the trust accounts are returned to them. We intended to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination.

To the extent that our capital stock or debt securities were used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash would have been used to finance the operations of the target business.  At December 31, 2008, we had cash outside of the trust account of $753,477, trust account, restricted of $98,202,512, other current assets of $9,672 and total liabilities of $98,309,873, including $98,202,512 of common stock subject to redemption. The Company has $7,410 of interest and dividend income available for the payment of taxes which has been classified as cash held in trust account, interest and dividend income available for working capital and income taxes on the unaudited interim condensed balance sheet.

Given our limited sources of working capital and income there exists the possibility that we would not have sufficient capital to sustain us until a business combination could be consummated.  In addition there was no assurance that the Company would enter into a business combination and would therefore need to liquidate as described below.  These factors raise substantial doubt as to our ability to continue as a going concern.

Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 24 months from the consummation of our initial public offering or March 14, 2009.  On January 14, 2009, the Company filed a preliminary proxy statement in order to obtain the approval of stockholders to: (i) distribute to the holders of IPO Shares all amounts in the Trust Account, except for a reserve for possible contingent tax-related liabilities which it will distribute after the board has determined there are no further liabilities; and (ii) continue the Company’s corporate existence after the distribution of the Trust Account, rather than dissolve as required by the certificate of incorporation (see Note 1 above).  Since a dissolution is likely to occur if the stockholders do not approve such distribution and the continuation of the Company’s corporate existence, the unaudited condensed interim financial statements reflect the adjustments that might result from the outcome of the pending liquidation of the Trust Account.  In the event of a dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the Trust Account) will be less than the offering price per unit in our initial public offering and over-allotment option due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

Liquidity and Capital Resources (continued)

As of December 31, 2008, we had total cash of $98,787,486, of which $98,202,512 (including $175,912 of tax refunds due) is restricted cash held in the trust account.  Until the initial public offering, our only source of liquidity was loans made by our four members of management.  Those loans were all repaid out of the proceeds of the initial public offering. Our other liabilities are all relate to costs associated with our initial public offering, income taxes due, and other administrative items.

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

The Company was investing at an effective annual interest rate of approximately .66% as of December 31, 2008. If the effective interest rate were to decrease to 0%, the Company’s potential earnings would drop approximately $54,000 per month.

The Company was not engaged in any hedging transactions as of December 31, 2008.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Dated: February 13, 2009

MEDIA & ENTERTAINMENT HOLDINGS, INC.

By:           /s/  Herbert A. Granath
Herbert A Granath
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:           /s/  Robert C. Clauser, Jr.
Robert C. Clauser, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)